Form 10-Q
period 2007-09-29
Vangent, Inc.
filed 2007-11-13
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-145355

VANGENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-1961427
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4250 North Fairfax Drive

Suite 1200

Arlington, Virginia 22203

(Address of principal executive offices)

(703) 284-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☐ No      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

The number of shares of the registrant’s common shares, par value $0.01 per share, outstanding as of September 29, 2007 was 1,000.

VANGENT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)
Consolidated Balance Sheets as of December 31, 2006 and September 29, 2007

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, the Predecessor Period January 1, 2007 to February 14, 2007, and the Successor Period February 15, 2007 to September 29, 2007 and three months ended September 29, 2007

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006, the Predecessor Period January 1, 2007 to February 14, 2007, and the Successor Period February 15, 2007 to September 29, 2007

Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2006, the Predecessor Period January 1, 2007 to February 14, 2007, and the Successor Period February 15, 2007 to September 29, 2007

Notes to Condensed Consolidated Financial Statements

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Item 4: Controls and Procedures

PART II—OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vangent, Inc. (formerly Pearson Government Solutions Business)

Consolidated Balance Sheets

(in thousands except per share and share amounts)

(unaudited)

	Predecessor Entity	Successor Entity
	December 31, 2006	September 29, 2007
Assets
Current assets
Cash and cash equivalents	$11,713	$14,996
Accounts receivable, net	102,457	115,501
Inventories	536	1,401
Deferred loan fees	—	2,150
Deferred tax asset	2,948	—
Prepaids and other assets	4,515	18,661
Total current assets	122,169	152,709

Goodwill	442,871	301,455
Property and equipment, net	30,305	28,400
Intangible assets, net	682	203,266
Deferred loan fees	—	10,867
Other assets	749	948
Total assets	$596,776	$697,645
Liabilities and Owner’s /Stockholder’s Equity
Current liabilities
Current portion of long-term debt and revolving credit facility	$—	$2,400
Accounts payable	28,977	36,464
Accrued expenses	24,067	30,439
Accrued interest	—	4,686
Advance payments on contracts	8,790	5,848
Current maturities on long-term leases	311	312
Current portion of deferred tax liability	—	852
Total current liabilities	62,145	81,001

Long-term debt, net of current portion	—	426,400
Other long-term liabilities	3,703	4,140
Deferred tax liability, net of current portion	1,844	3,418
Total liabilities	67,692	514,959

Commitments and contingencies (Note 7)
Owner’s/stockholder’s equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at September 29, 2007	—	—
Additional paid-in capital	—	203,466
Pearson intercompany investment in subsidiary	534,586	—
Accumulated deficit	—	(20,053)
Accumulated other comprehensive loss	(5,502)	(727)
Owner’s/stockholder’s equity	529,084	182,686
Total liabilities and owner’s/stockholder’s equity	$596,776	$697,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2006	Three Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Period January 1, 2007 to February 14, 2007	Period February 15, 2007 to September 29, 2007

Revenue	$110,313	$129,610	$396,479	$58,833	$303,656
Cost of revenue	82,618	103,983	315,936	48,187	254,096
Gross profit	27,695	25,627	80,543	10,646	49,560
General and administrative expenses	10,122	11,544	29,149	9,383	29,982
Selling and marketing expenses	4,821	4,190	14,878	1,940	11,039
Intangible amortization	3	—	11	—	—
Operating income (loss)	12,749	9,893	36,505	(677)	8,539
Interest expense (income), net	257	9,731	482	(10)	24,090
Income (loss) before income taxes	12,492	162	36,023	(667)	(15,551)
Provision (benefit) for income taxes	4,869	1,566	13,700	(292)	4,502
Net income (loss)	$7,623	$(1,404)	$22,323	$(375)	$(20,053)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Pearson Intercompany Investment in	Accumulated	Total Owner’s/ Stockholder’s	Comprehensive
	Shares	Amount	Capital	(Loss) Income	Subsidiary	Deficit	Equity	Income (Loss)
(Predecessor Entity)
Balance, December 31, 2005	—	$—	$—	$(4,930)	$496,213	$—	$491,283	$—
Net income	—	—	—	—	22,323	—	22,323	22,323
Pearson equity transfers and investment	—	—	—	—	17,046	—	17,046	—
Foreign currency translation adjustment, net of tax effects	—	—	—	(815)	—	—	(815)	(815)
Balance, September 30, 2006	—	$—	$—	$(5,745)	$535,582	$—	$529,837	$21,508

Balance, December 31, 2006	—	$—	$—	$(5,502)	$534,586	$—	$529,084	$—
Net loss	—	—	—	—	(375)	—	(375)	(375)
Pearson equity transfers and investment	—	—	—	—	13,310	—	13,310	—
Foreign currency translation adjustment, net of tax effects	—	—	—	(166)	—	—	(166)	(166)
Balance, February 14, 2007	—	$—	$—	$(5,668)	$547,521	$—	$541,853	$(541)

(Successor Entity)
Balance, February 15, 2007	—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(20,053)	(20,053)	(20,053)
Issuance of common stock	1,000	—	203,466	—	—	—	203,466	—
Effect of hedging activities, net of tax effects	—	—	—	(1,040)	—	—	(1,040)	(1,040)
Foreign currency translation adjustment, net of tax effects	—	—	—	313	—	—	313	313
Balance, September 29, 2007	1,000	$—	$203,466	$(727)	$—	$(20,053)	$182,686	$(20,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2006	Period January 1, 2007 to February 14, 2007	Period February 15, 2007 to September 29, 2007
Cash flows from operating activities
Net income (loss)	$22,323	$(375)	$(20,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,015	2,369	20,753
Stock based compensation	530	1,477	475
Loss on disposal of property and equipment	1,464	7	—
Deferred income taxes	511	(19)	3,749
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	23,524	(16,445)	1,255
Inventories	382	20	(885)
Prepaids and other assets	568	323	(13,601)
Accounts payable	(43,932)	(4,508)	11,945
Accrued expenses and accrued interest	(2,640)	(664)	13,494
Advance payments on contracts	(11,415)	(1,206)	(1,736)
Other long-term liabilities	65	125	597

Net cash provided by (used in) operating activities	2,395	(18,896)	15,993

Cash flows from investing activities
Acquisition of a business, net of cash acquired	(8,078)	—	(629,219)
Capital expenditures for property and equipment	(5,082)	(3,727)	(4,412)

Net cash used in investing activities	(13,160)	(3,727)	(633,631)

Cash flows from financing activities
Capital lease payments	(1,150)	(39)	(131)
Investment from parent	17,037	13,310	—
Proceeds from issuance of common stock	—	—	203,466
Proceeds from issuance of long-term debt and revolving credit facility	—	—	460,000
Repayment of long-term debt and revolving credit facility	—	—	(31,200)

Net cash provided by financing activities	15,887	13,271	632,135

Effect of foreign currency exchange rate changes	(1,885)	(166)	499

Net increase (decrease) in cash and cash equivalents	3,237	(9,518)	14,996
Cash and cash equivalents, beginning of period	6,338	11,713	—

Cash and cash equivalents, end of period	$9,575	$2,195	$14,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

1.                                      Organization and Basis of Presentation

Basis of Presentation

On February 14, 2007, The Veritas Capital Fund III, L.P., PGS Holding LLC (“the Buyer Parent”) (currently Vangent Holding LLC) and PGS Holding Corp. (“the Buyer”) (currently Vangent Holding Corp.) consummated a stock purchase agreement with Pearson plc (“Pearson”) and certain other seller entities under which the buyer agreed to acquire all of the equity interests of (i) Pearson Government Solutions, Inc., an indirect wholly-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. that are engaged in the consulting, systems integration and business process outsourcing business operated by the “Pearson Government Solutions” operating unit of Pearson and the other seller entities.

The accompanying consolidated financial statements after the date of acquisition, February 14, 2007, reflect the financial statements of Vangent, Inc. (“Successor Entity”), formerly known as Pearson Government Solutions Business (“Vangent” or “the Company”).  Vangent’s subsidiaries include the following legal entities: Blueprint Technologies, Inc., Pearson Analytic Solutions, Inc., Vangent Canada, Limited, Vangent Mexico, S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Argentina, S.A., Vangent Venezuela, C.A., Vangent Puerto Rico, Inc., Data Capture UK, Ltd. and Vangent, Ltd.

Prior to the date of acquisition, the carve-out financial statements of the acquired companies (“Predecessor Entity”) include the managed group of entities under Pearson known as Pearson Government Solutions Business (“PGS”). PGS included the following legal entities: Pearson Government Solutions, Inc., Blueprint Technologies, Inc., Pearson Analytic Solutions, Inc., Pearson Canada Solutions, Limited, Soluciones Pearson Mexico, S.A. de C.V., NCS Servicios de Mexico, S.A. de C.V., Pearson Soluciones S.A., NCS Pearson Venezuela, C.A., Pearson Soluciones, Inc. and Pearson Government Solutions, Ltd. PGS also contained certain assets of NCS Pearson Inc., a wholly-owned subsidiary of Pearson representing the Pearson Performance Solutions group and the PGS International Headquarters group. The predecessor financial statements were prepared from Pearson historical accounting records and are presented on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the business. No direct ownership relationship existed amongst all the operations comprising PGS prior to the date of acquisition. Accordingly, owner’s equity was presented for the Predecessor Entity in lieu of stockholder’s equity.

The unaudited consolidated financial statements presented for the three months and nine months ended September 30, 2006 and for the period January 1, 2007 to February 14, 2007 represent the Predecessor Entity. The unaudited consolidated financial statements presented for the period February 15, 2007 to September 29, 2007 and the three months ended September 29, 2007 represent the Successor Entity. As a result of the application of purchase accounting (Note 2), the financial statements of the Predecessor Entity are not comparable with the financial statements of the Successor Entity, because they are, in effect, those of a new entity.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of  September 29, 2007 (Successor Entity) and the results of operations for the three months ended September 30, 2006  (Predecessor Entity) and September 29, 2007 (Successor Entity), the nine months ended September 30, 2006 (Predecessor Entity), the period January 1, 2007 to February 14, 2007 (Predecessor Entity) and the period February 15, 2007 to September 29, 2007 (Successor Entity). The consolidated financial statements also include the cash flows for the nine months ended September 30, 2006 (Predecessor Entity), the period January 1, 2007 to February 14, 2007 (Predecessor Entity) and the period February 15, 2007 to September 29, 2007 (Successor Entity).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During the third quarter of 2007, the Company identified certain errors related to revenue recognized in periods prior to fiscal 2007 and in the second quarter of 2007. The Company has recorded adjustments for these items which increased revenue and net income by $378 for the three months ended September 29, 2007 and increased revenue by $149, cost of revenue by $926, and reduced net income by $777 for the successor period ended September 29, 2007. The Company has determined that the impact of these adjustments was not material to the current or any prior period and does not believe it will be material to the results for fiscal year 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no impact on previously reported net income, owner’s equity or cash flows.

Nature of Operations

Vangent serves clients in the U.S. Federal Government, international governments, higher education, and the

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

commercial human resource management sectors. The Company’s primary focus is within U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The organizational structure focuses on defense, intelligence, homeland security and public health care sectors of the government market, as well as civilian agencies. As a percentage of total revenue, two customers represented 49.5% and 16.0% for the three months ended September 29, 2007, 28.7% and 23.2% for the three months ended September 30, 2006, 44.0% and 18.4% for the nine months ended September 29, 2007, and 40.7% and 18.8% for the nine months ended September 30, 2006. No other customer represented more than 10% of total revenue in any period presented.

2.                                      Vangent Acquisition Transactions (“The Acquisition”)

On February 14, 2007, The Veritas Capital Fund III, L.P. (“Veritas Capital”) and the Buyer consummated a stock purchase agreement with Pearson and certain other seller entities under which the Buyer agreed to acquire all of the equity interests of (i) Pearson Government Solutions, Inc. and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. The purchase price for the Acquisition was as follows: (i) $560,000 in cash; (ii) $35,000 in Series A preferred stock of the Buyer; (iii) $5,000 in Series B preferred stock of the Buyer; and (iv) 10% of the Class A membership interests of the Buyer Parent. The cash portion of the purchase price was increased  post-closing by $50, based upon an increase in the net assets of the business at closing as compared to net assets as of September 30, 2006.

In addition to the investments discussed above, the Acquisition was funded by:

•                  Class A common equity investments in the Buyer Parent of $155,000 by Veritas Capital and Series B preferred stock in the Buyer of $2,000 by a third party investor;

•                  9 5/8% senior subordinated notes of $190,000 maturing on February 15, 2015; and

•                  Borrowings under a senior secured credit facility, consisting of a $240,000 term loan facility at the interest rate of the three-month LIBOR rate plus 2.25% and $5,000 drawn under a $50,000 revolving credit facility at an interest rate of the three-month LIBOR rate plus 2.50%.

Under the terms of the purchase agreement, Pearson plc will pay to Vangent the actuarially determined unfunded liability (net of tax benefits) of the portion of the Pearson plc pension plan applicable to certain employees of the Company which is estimated to be $1,828 less an accrued tax benefit payable to Pearson plc of $548 (Note 6).

The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson plc’s (“continuing stockholder”) basis in the Company represented by their 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired (the 90%) by the Buyer was recorded at fair value. As a result, the assets and liabilities have been assigned new values, which include part carryover basis and part fair value basis. The continuing stockholder’s residual interest in the Company was applied to the incremental debt resulting from the Acquisition, and was accounted for as a deemed dividend and recognized as a reduction of equity. A third-party valuation of the assets and liabilities acquired was performed on identified intangible assets and the newly issued Series A and Series B preferred stock and the allocation resulted in new identifiable intangible assets. Additional purchase accounting adjustments were made in accordance with SFAS No. 141, Accounting for Business Combinations, and related guidance. The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill of the acquired Company.

In September 2007, the Company adjusted its purchase price allocation related to the Acquisition in the amount of $3,162 which reflects reductions to accounts receivable of $2,146 and other current and non-current assets of $418, as well as increases to liabilities assumed of $598 as of the acquisition date with an offsetting increase to goodwill. The adjusted purchase price allocation is as follows:

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Purchase Consideration:
Cash paid to Pearson	$560,000
Common stock of Buyer Parent issued to Pearson	54,185
Less deemed dividend	(47,697)
Series A preferred stock of Buyer issued to Pearson	35,020
Series B preferred stock of Buyer issued to Pearson	4,958
Transaction costs	32,000
Total purchase consideration	$638,466

Allocation of Purchase Consideration:
Cash	$2,195
Accounts receivable	116,756
Property and equipment	31,007
Deferred financing costs	14,013
Other current and non-current assets	7,864
Identifiable intangible assets	216,406
Goodwill	301,455
Less: liabilities assumed	(58,282)
Net assets acquired	631,414
Additional cash received from Buyer	7,052
Total net assets	$638,466

Identifiable intangible assets were valued by an independent appraiser as of the acquisition date. In accordance with EITF 88-16, the 10% residual value of historical intangible assets was retained and 90% of the appraised value of identifiable intangible assets was recorded at fair value as shown in the table below:

		Weighted Average Life
	Amount	(In years)
Customer relationships	$204,570	10.8
Intellectual property	11,178	Indefinite
Core and developed technology	603	4
Other intangibles assets	55	0.5
Total	$216,406

Amortization of the intangible assets shown above is included in cost of revenue in the consolidated statements of operations.

The following unaudited pro forma results of operations of Vangent, Inc. assume that the Acquisition took place on January 1, 2006 for the periods presented:

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 29, 2007

Revenue	$110,313	$129,610	$396,479	$362,489
Net loss	(2,639)	(1,404)	(13,107)	(29,155)

The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported  had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

3.                                      Long-Term Debt and Revolving Credit Facility

The long-term debt and revolving credit facility consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2006	As of September 29, 2007

Senior secured credit facilities:
Revolving credit facility, with interest at 9.75% at September 29, 2007	$—	$—
Term loan due 2013 with interest at 7.62% at September 29, 2007	—	238,800

Fixed rate notes:
9.625% Notes due February 15, 2015	—	190,000
Capital lease obligations	566	503

Total long-term debt and revolving credit facility	566	429,303
Less: current portion of capital lease obligation	(311)	(312)
Less: current portion of long-term debt, revolving credit facility, and short term loans	—	(2,400)
Total long-term debt, excluding current portion	$255	$426,591

The long-term portion of capital lease obligations of $255 and $191 is included in other long-term liabilities in the consolidated balance sheets at December 31, 2006 and September 29, 2007, respectively.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Aggregate future principal maturities of all long term debt as of September 29, 2007 are as follows:

2007	$735
2008	2,623
2009	2,527
2010	2,418
2011	2,400
Thereafter	418,600
$429,303

The senior secured credit facilities and fixed rate notes were collateralized as part of the Acquisition (Note 2).

4.                                      Interest Rate Swap

On February 25, 2007, the Company entered into a three-year interest rate swap agreement with Wachovia Bank, N.A. (“Wachovia”) to eliminate the variability of probable cash flows due to fluctuations in LIBOR interest rates on a notional amount of $140,000 of the credit facility. The notional amount will amortize down to $120,000 on February 25, 2008 and $110,000 on February 25, 2009 until expiration on February 25, 2010. Under the terms of the swap agreement, the Company exchanged its floating LIBOR interest rate on the credit facility for a fixed interest rate of 5.215% for a period of three years.

The counterparty to this agreement is a highly rated financial institution. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company documented its risk management objective and nature of the risk being hedged and designated the interest rate swap as a cash flow hedge at the inception of the agreement. In accordance with SFAS 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value with any gain or loss on the effective portion of the hedge reported as a component of other comprehensive income in the Company’s consolidated statement of owner’s/stockholder’s equity. Any ineffective gain or loss is recognized currently in earnings.

Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Based on the results of the effectiveness analysis performed at September 29, 2007, the Company concluded that the hedging relationship was highly effective due to the consistency of critical terms of the interest rate swap and related credit facility.  As such, we reported the interest rate swap at its fair value in the consolidated balance sheet and the corresponding unrealized loss of $1,040 in accumulated other comprehensive income in the consolidated statement of owner’s/stockholder’s equity at September 29, 2007.

The Company’s use of derivative financial instruments is limited to this interest rate swap, the purpose of which is to hedge the cash flows of variable rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes.

5.                                      Stock Based Compensation

For the three and nine months ended September 30, 2006, the Predecessor Entity recorded stock-based compensation expense of $176 and $530, respectively,  in accordance with SFAS 123R. For the period from January 1, 2007 to February 14, 2007 all 213 outstanding stock options were vested in full and, accordingly, the Predecessor Entity recorded stock-based compensation expense of $1,477 in accordance with SFAS 123R. There were no option grants

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

by Pearson during the period January 1, 2007 to February 14, 2007. After the date of acquisition and through September 29, 2007, the Successor Entity granted no employee stock options.

Pearson operated the following equity-settled employee option and performance plans until the date of acquisition, February 14, 2007, at which point all such equity based plans ceased to exist and all outstanding options became fully vested. Vangent did not replace any of these share based plans subsequent to the Acquisition.

•                           Profit Sharing Plan—Pearson operated a profit sharing plan for all employees, the payment of which was at the discretion of the Pearson Board of Directors and could be made in cash or Pearson shares.

•                           Save for Shares Plans—Pearson operated a Worldwide Save for Shares Plan and a Save-As-You-Earn plan for UK employees. Under these plans, employees could save a portion of their monthly salary over periods of three, five or seven years.

•                           Employee Stock Purchase Plan—Pearson operated an Employee Stock Purchase Plan which allowed all employees in the United States to save a portion of their monthly salary over six month periods.

•                           Long-Term Incentive Plan—This plan was introduced in 2001 and consisted of share options and/or restricted shares, which vested dependent on the following market and non-market performance criteria: relative shareholder return, return on invested capital and a combination of earnings per share and sales growth. The award was split equally across all three measures.

•                           Annual Bonus Share Matching Plan—This plan permitted executive directors and senior executives of Pearson to invest up to 50% of any after tax annual bonus in Pearson shares. If these shares were held and Pearson met an earnings per share growth target, Pearson would match them on a gross basis of up to one share for each share held after three years and another one for every two shares originally held after five years.

On June 26, 2007, certain members of management of the Company and certain outside directors of Vangent Holding Corp. were granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turns owns all of the Company’s common stock. Additional shares were granted during July 2007. Vangent Holding LLC conducts no operations and was established solely for the purpose of holding equity in the Company. At September 29, 2007, the aggregate individual grants of Class B membership interests represented approximately 5.3% of the profit interests in Vangent Holding LLC. The Class B membership interests are subject to a vesting schedule which vests 20% on each February 14 until February 14, 2012, when such ownership becomes fully vested, or on each anniversary of the date on which a Class B member became a full-time employee or outside director after February 14, 2007 until fully vested. The unvested portion of Class B membership interests reverts to the holders of Class A interests in the event they are forfeited or reduced in accordance with the terms of the operating agreement governing Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Additionally, Vangent Holding LLC’s operating agreement limits Class B membership interests to 7.5% in the aggregate.

The fair value of the interest at the date of grant was $5,909 based upon the value of the membership interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A membership interests of Vangent Holding LLC by Veritas Capital on February 14, 2007.

In accordance with SFAS No. 123R, the Company records compensation expense based on the grant-date fair value on a straight-line basis over the vesting period for each separate vesting portion of the awards. For the three months ended September 29, 2007 and the period from February 14, 2007 through September 29, 2007, the non-cash compensation expense was $475 and $475, respectively.

Assuming each Class B membership interest grant outstanding as of September 29, 2007 vests fully, the Company will recognize additional non-cash compensation expense as follows:

2007	$475
2008	1,266
2009	1,182
2010	1,182
2011	1,182
2012	147
Total	$5,434

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

6.                                      Retirement Plans

Pension Plan

Following the completion of the Acquisition, the Company assumed the responsibility for the portion of certain Pearson defined benefit and defined contribution pension plans applicable to 75 employees of the Company in the United Kingdom (“UK”).

Vangent was required to exit these Plans on the date of the Acquisition and was required to establish new plans that were equivalent to the prior plan in order to comply with the terms of the Sale and Purchase Agreement. After the Acquisition, a successor Vangent Defined Benefit Plan and a successor Vangent Defined Contribution Plan were created for these employees. Thirty-seven UK employees elected to participate in the Vangent Defined Benefit Plan, which is similar to the prior plan held by Pearson. Thirty-eight UK employees elected to participate in the Vangent Defined Contribution Plan, which will provide benefits substantially similar to their benefits in the prior defined benefit plan.

Under the terms of the purchase agreement, Pearson plc will pay to Vangent the actuarially determined unfunded liability (net of tax benefits) of the portion of the Pearson plc pension plan applicable to these employees of the Company which is estimated to be $1,828, less an accrued tax benefit payable to Pearson plc of $548. The transfer of unfunded liabilities by Pearson plc is expected to be received by year end.

Under the Vangent Defined Benefit Plan, employees will receive a defined benefit upon retirement. Each employee in the plan contributes a determined percentage of their salary and the Company is responsible for ensuring that the plan is fully funded. There are additional benefits in case of death through a spousal pension benefit or due to disability through early retirement benefits associated with such disability.

Contributions to the Vangent Defined Benefit Plan during the successor period for the three months ended September 29, 2007 and from February 15, 2007 to September 29, 2007 were $58 and $145, respectively. Contributions to the Vangent Defined Contribution Plan during the successor period for the three months ended September 29, 2007 and from February 15, 2007 to September 29, 2007 were $108 and $276, respectively.

Retirement Savings Plans

Pearson charged the Predecessor Entity for the costs of retirement savings plans through an allocation based on labor costs. Estimated charges included in operations for the three months ended September 30, 2006, nine months ended September 30, 2006 and the periods from January 1, 2007 to February 14, 2007 were $1,801, $5,183 and $478, respectively. The following is a brief description of each of the plans:

401(k) Plan

In the United States, Pearson maintained a defined contribution plan under Section 401(k) of the Internal Revenue Code until the Acquisition. At the acquisition date, Vangent initiated the Vangent 401(k) Retirement Plan, rolled over existing balances and provided similar benefits as the predecessor plan.

Supplemental Deferred Compensation Plan

Pearson operated a non-qualified Supplemental Deferred Compensation Plan whereby employees earning $90 or above could voluntarily defer up to 70% of their base cash compensation and up to 80% of their cash bonus compensation. The compensation deferrals were contributed to the Supplemental Deferred Compensation Plan, and were not subject to income taxes until distributed to the participant. Vangent employees were no longer eligible to participate in this plan after the Acquisition and Vangent did not replace the plan.

Other Plans

In the United Kingdom, Canada, Argentina, Mexico, and Venezuela, employees had access to other Pearson plans or self-managed local benefit plans depending on the country of employment and the local employment laws. To the extent feasible, Vangent replaced the existing benefit plans with similar plans managed by Vangent.

7.                                      Commitments and Contingencies

The Company is subject to legal proceedings and claims arising in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various insurance policies purchased by us. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome and resolution of these matters could affect the results of operations in future periods, and while there can be no assurance with respect thereto, management believes after final disposition, any financial impact to the Company would not be material to the Company’s consolidated financial position, results of operations and cash flows. The following matters are noted:

TSA Reserve

On February 29, 2002, the Transportation Security Administration (“TSA”) awarded the Company a contract to assess and recruit passenger screeners for airports by November 19, 2002, the date mandated by Congress. The contract expired on December 31, 2002 and the Company was not awarded the subsequent contract. During the term of the agreement the contract was modified multiple times and the contract value increased from an original bid of approximately $100,000 to $742,000. This amount was eventually fully funded by TSA.  As of December 31, 2002, the Company had earned the maximum allowed under the core contract funding level of $731,000 together with an

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

additional $11,000 in connection with the pilot program. The pilot program contract ended in 2003.

The Department of Homeland Security Inspector General (“DHS/IG”) is investigating the contract in conjunction with the U.S. Department of Justice (“DOJ”). The DOJ’s stated purpose is to determine whether PGS or its subcontractors violated the Civil False Claims Act. The Sale and Purchase Agreement provides that Pearson will indemnify Vangent, the Buyer and its other affiliates without regard to any time limitation for 50% of any losses incurred in connection with the investigation up to the aggregate amount of $20,000 and for 100% of any losses in excess of $20,000.

Vangent has established a reserve of $5,648 representing an estimate of the liability due to the TSA and also has recorded a receivable from Pearson for $2,824 representing 50% of expected losses in accordance with the Sale and Purchase Agreement.  There are continuing discussions between the parties with regard to settlement.  However, any estimate of final settlement amount would be speculative at this time.

University of California CASA Contract

In July 2007, the Company received a notice from the University of California (“UC”) that UC deemed the Company to be in breach of one of its contracts and directed the Company to stop working on that contract. The contract was for the development of a Centralized Admissions and Scholarships Application (“CASA”) System. Under this contract, as amended, the Company was to develop a web-based application and scholarship system to be deployed in the summer of 2007 and provide managed services and software modifications through June 2010. The development of the web-based application and scholarship system is accounted for under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and revenue is recorded on a percentage of completion basis. The Company recorded an additional loss of $3,654 in the successor period ended March 31, 2007 associated with the notice. The total loss incurred for the successor period ended September 29, 2007 was $4,145 with the additional $491 incurred for general and administrative expenses. General and administrative costs are expensed in the period incurred in accordance with Company policy. The Company believes that no additional shutdown cost will be incurred.

UC has asserted a claim for breach of contract. Pursuant to the contract, UC and the Company have entered into discussions to negotiate a settlement. The Company believes that it is adequately insured with respect to this action under its professional liability insurance beyond a $500 retention. The Company is currently gathering facts and circumstances and cannot reasonably estimate any loss contingency that might arise from the settlement negotiations.

Loss of Data

In September 2007, the Company became aware of an event which could lead to the loss of third party confidential information. The Company believes that it is adequately insured with respect to this exposure under its professional liability insurance beyond a $500 retention; however there can be no assurances that this will be the case.

8.                                      Income Taxes

Prior to the Acquisition, PGS’ U.S. entities (“U.S. Entities”) were members of Pearson’s consolidated tax group. As such, the operating results of the U.S. Entities have been included in Pearson’s consolidated U.S. federal and state income tax returns for such periods. The provision for income taxes, for the periods prior to the Acquisition, has been determined on a separate return basis.

The U.S. Entities were subject to a tax sharing agreement with Pearson. In general, this agreement requires each of the U.S. Entities to annually reimburse its share of the consolidated tax group’s income tax liabilities. Conversely, each of the U.S. Entities was reimbursed to the extent it provided income tax benefits as a result of its losses included in the U.S. consolidated tax group. The tax sharing agreement was terminated prior to the Acquisition, and the U.S. Entities will not be affected by the tax sharing agreement post-Acquisition.

In connection with the Acquisition, one of the U.S. Entities has made an election under Section 338(h)(10) of the Internal Revenue Code, which for tax purposes will generally allow the entity to “step-up” its assets to fair market

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

value, including amortizable assets such as identified intangible assets and goodwill.

The Acquisition significantly adjusted the balances of certain assets and liabilities, from both a financial reporting and tax perspective. As such, the income tax accounting for post-Acquisition periods may differ significantly when compared to pre-Acquisition periods.

In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate which is based on the expected annual income, statutory tax rates, and tax planning opportunities available to the Company in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 while part of Pearson. The adoption of FIN 48 did not have a material effect on the results of operations or financial position of the Company. The Company recognizes interest and penalties, if any, as part of provision for income taxes. The Company currently has no open tax related audits of its federal, state, or local tax years.

Post-Acquisition, the Company will be indemnified and not held liable for tax liabilities, if any, relating to pre-Acquisition periods. The Company had historical deferred tax assets, prior to the Acquisition, of $1,121. Through purchase accounting, the Company recorded additional deferred tax assets of $10,056 and a full valuation allowance of $11,177.

The Company is required to assess its deferred tax assets and the need for a valuation allowance. This assessment requires judgment on the part of management with respect to benefits that may be realized. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 29, 2007 will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets. If this valuation allowance is reduced, subsequently a portion of such reduction will be recorded as an adjustment to goodwill acquired in the Acquisition. If there is no remaining goodwill, it will be recorded as a reduction to intangible assets acquired and finally through income tax expense.

In accordance with APB No. 23, Accounting for Income Taxes—Special Areas, the Company does not provide income taxes on undistributed earnings from its non-US. subsidiaries because such earnings are reinvested and in the opinion of management, will continue to be reinvested indefinitely. In August, the Company declared a Venezuelan dividend that is considered a one-time event based on the country's deteriorating economic conditions and a pending potential devaluation. This unique event does not change the Company's intent to reinvest earnings in the foreign subsidiaries indefinitely.

The Company is assessing the upcoming tax law changes in Mexico and will determine the impact, if any, on its business operations in Mexico.

9.                                      Related Party Transactions

The accompanying historical financial statements include the accounts of Vangent after elimination of intercompany accounts and transactions.

Included in interest expense is $194 and $584 for intercompany interest for the three months and nine months ended September 30, 2006, respectively, which is due to interest charged by Pearson for guaranteeing the Company’s leases and performance bonds. The intercompany balances included in the historical financial statements agree to the Vangent historical accounting records.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

An annual management fee of $1,000 is payable to Veritas Capital. This management fee is paid in quarterly installments and is for general business management, financial, strategic and consulting services. The amount of the management fee is comparable to the fees charged by third parties when performing similar services. Included in purchase consideration (Note 2) is a one-time transaction fee of $10,000 paid to Veritas Capital at the closing of the Acquisition. This fee was paid as consideration in connection with planning, structuring and consummating the Acquisition.

As described in Notes 5 and 6, employees working in Vangent participated in various Pearson pension, health care, defined contribution and other benefit plans during the predecessor period.

In anticipation of the sale, Vangent negotiated a Transition Services Agreement dated February 9, 2007 for Pearson to continue to provide the IT related services, human resources services and other services. These services are invoiced to Vangent on a monthly basis and Vangent pays Pearson as a vendor within the normal accounts payable process.  Within the first twelve months of operations, Vangent will phase out its use of these services as it negotiates replacement services with its own vendors.

Costs allocated for such support services were as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three months ended September 30, 2006	Three months ended September 29, 2007	Nine months ended September 30, 2006	Period January 1, 2007 through February 14, 2007	Period February 15, 2007 through September 29, 2007

Cost of revenue	$17,960	$5,765	$33,022	$3,140	$12,882
Other operating expenses	5,053	711	5,137	140	1,586
Total cost and expenses allocated	$23,013	$6,476	$38,159	$3,280	$14,468

10.                               Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on the Company’s financial position and results of operations has not been finalized.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS No. 158”)  The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligation of each defined benefit pension and other postretirement plan. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the Company’s financial statements for the year ended December 31, 2007. The effect of this adoption is pending the completion of an initial actuarial valuation for employees transferred to Vangent from Pearson (Note 6). Management does not believe it will have a material effect on the Company’s financial position or results of operation.

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

11.                               Business Segment, Customer and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company reports operating results and financial data in three segments: Government group, Commercial group and International group. The Government group assists civilian, defense and intelligence agencies, as well as, government-related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission-critical systems and delivers a wide range of business process outsourcing solutions. The Government group customers are primarily U.S. federal agencies. The Commercial group designs and builds workforce solutions that automate and improve the recruitment, assessment, selection and development of an organization’s workforce. The International group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers. The Company places employees in locations around the world in support of its clients.

The Company evaluates the performance of its operating segments based on operating income. The Company does not measure revenue or operating income by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so.

The Corporate component represents assets and costs not included in a reporting segment and is primarily comprised of deferred tax assets and unallocated general corporate costs. Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

	Predecessor Entity	Successor Entity			Successor
	Three	Three	Predecessor Entity		Entity
	months ended September 30, 2006	months ended September 29, 2007	Period January 1, 2006 to September 30, 2006	Period January 1, 2007 to February 14, 2007	Period February 15, 2007 to September 29, 2007
Revenue from external customers:
Government group	$86,499	$102,896	$327,027	$47,011	$236,154
Commercial group	8,579	8,555	25,318	3,302	21,794
International group	15,235	18,159	44,134	8,520	45,708
Total	$110,313	$129,610	$396,479	$58,833	$303,656

Operating income (loss):
Government group	$10,352	8,996	31,123	647	6,148
Commercial group	1,085	915	2,484	(496)	1,971
International group	1,384	(38)	3,101	(281)	420
Subtotal	12,821	9,873	36,708	(130)	8,539
Corporate	(72)	20	(203)	(547)	—
Total	$12,749	$9,893	$36,505	$(677)	$8,539

Depreciation and amortization:
Government group	$1,683	$6,748	$5,206	$1,352	$16,512
Commercial group	613	150	1,735	447	816
International group	1,212	1,357	4,074	570	3,425
Total	$3,508	$8,255	$11,015	$2,369	$20,753

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

	Predecessor Entity	Successor Entity
	As of December 31, 2006	As of September 29, 2007
Goodwill:
Government group	$369,066	$246,711
Commercial group	45,518	19,159
International group	28,287	35,585
Total	$442,871	$301,455

Total long-lived assets:
Government group	$384,946	$433,935
Commercial group	47,668	40,177
International group	41,993	59,957
Subtotal	474,607	534,069
Corporate	—	10,867
Total	$474,607	$544,936

Total assets:
Government group	$481,323	$547,504
Commercial group	52,910	54,118
International group	59,595	83,006
Subtotal	593,828	684,628
Corporate	2,948	13,017
Total	$596,776	$697,645

Property and equipment, net:
Government group	$15,292	$14,760
Commercial group	1,447	2,221
International group	13,566	11,419
Total	$30,305	$28,400

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Customer Information

The Company derives the majority of its revenues from departments and agencies of the U.S. Federal Government. U.S. Federal Government revenue accounted for 70.3%, 74.7%, 72.7%, 68.3%, and 72.7% of the Company’s revenues for the three months ended September 30, 2006, the three months ended September 29, 2007, the nine months ended September 30, 2006, the period January 1, 2007 to February 14, 2007 and the period February 15, 2007 to September 29, 2007, respectively. Customers comprising 10% or more of consolidated revenues are as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three months ended September 30, 2006	Three months ended September 29, 2007	Nine months ended September 30, 2006	Period January 1, 2007 to February 14, 2007	Period February 15, 2007 to September 29, 2007

Health and Human Services	$31,657	$64,124	$161,510	$20,884	$138,512
Department of Education	25,580	20,743	74,413	13,684	52,983

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Geographic Information

The following tables summarize revenues and long-lived assets, which includes property and equipment, intangible assets, goodwill, deferred taxes and other assets, by the geographic location of the entity that is performing the service.

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three months ended September 30, 2006	Three months ended September 29, 2007	Nine months ended September 30, 2006	Period January 1, 2007 to February 14, 2007	Period February 15, 2007 to September 29, 2007
Revenues:
Domestic	$95,078	$111,451	$352,345	$50,313	$257,948
International	15,235	18,159	44,134	8,520	45,708
Total revenues	$110,313	$129,610	$396,479	$58,833	$303,656

	Predecessor Entity	Successor Entity
	As of December 31, 2006	As of September 29, 2007
Total long-lived assets:
Domestic	$432,614	$484,979
International group	41,993	59,957
Total long-lived assets	$474,607	$544,936

12.          Condensed Guarantor and Non-Guarantor Financial Information

In connection with the acquisition of the Company by Veritas Capital and the related financing as discussed in Note 2, the Company issued $190,000 of senior subordinated notes due 2015. These notes were sold to qualified institutional buyers under the provisions of Rule 144A under the Securities Act of 1933 and to non-U.S. persons under the provisions of Regulation S under the Securities Act of 1933. The notes are general obligations of Vangent, Inc. and will be jointly and severally, irrevocably and unconditionally, guaranteed on a senior basis by certain legal entities consisting of Blueprint Technologies, Inc. and Pearson Analytic Solutions, Inc. (the “Guarantors”). Certain legal entities of the Company will not guarantee the notes (the “Non-Guarantors”). These entities include Vangent Canada, Limited, Vangent Mexico, S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Argentina, S.A., Vangent Venezuela, C.A., Vangent Puerto Rico, Inc., Data Capture UK, Ltd. and Vangent, Ltd. All entities are wholly owned subsidiaries of Vangent.

The following information presents statements of operations, balance sheets and statements of cash flows for the

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Guarantors and Non-Guarantors at December 31, 2006 and September 29, 2007 and for three and nine months ended  September 30, 2006,  the three months ended September 29, 2007, the period January 1, 2007 to February 14, 2007 and the period February 15, 2007 to September 29, 2007.

Consolidating Statements of Operations

for the three months ended September 30, 2006:

	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$95,148	$15,165	$110,313
Cost of revenue	70,701	11,917	82,618
Gross profit	24,447	3,248	27,695
General and administrative expenses	9,404	718	10,122
Selling and marketing expenses	3,985	836	4,821
Intangible amortization	—	3	3
Operating income	11,058	1,691	12,749
Interest expense, net	160	97	257
Income before income taxes	10,898	1,594	12,492
Provision for income taxes	4,284	585	4,869
Net income	$6,614	$1,009	$7,623

Consolidating Statement of Operations

for the nine months ended September 30, 2006:

	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$352,565	$43,914	$396,479
Cost of revenue	280,211	35,725	315,936
Gross profit	72,354	8,189	80,543
General and administrative expenses	27,611	1,538	29,149
Selling and marketing expenses	12,295	2,583	14,878
Intangible amortization	—	11	11
Operating income	32,448	4,057	36,505
Interest expense (income), net	547	(65)	482
Income before income taxes	31,901	4,122	36,023
Provision for income taxes	12,473	1,227	13,700
Net income	$19,428	$2,895	$22,323

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Consolidated Statements of Operations

for the three months ended September 29, 2007:

	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$111,529	$18,081	$129,610
Cost of revenue	88,469	15,514	103,983
Gross profit	23,060	2,567	25,627
General and administrative expenses	10,519	1,025	11,544
Selling and marketing expenses	3,343	847	4,190
Operating income	9,198	695	9,893
Interest expense (income), net	9,759	(28)	9,731
(Loss) income before income taxes	(561)	723	162
Provision for income taxes	1,458	108	1,566
Net (loss) income	$(2,019)	$615	$(1,404)

Consolidating Statements of Operations

for the Predecessor Period January 1, 2007 to February 14, 2007:

	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$50,349	$8,484	$58,833
Cost of revenue	40,437	7,750	48,187
Gross profit	9,912	734	10,646
General and administrative expenses	9,001	382	9,383
Selling and marketing expenses	1,590	350	1,940
Operating (loss) income	(679)	2	(677)
Interest (income) expense, net	(21)	11	(10)
Loss before income taxes	(658)	(9)	(667)
(Benefit from) provision for income taxes	(327)	35	(292)
Net loss	$(331)	$(44)	$(375)

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Consolidating Statements of Operations

for the Successor Period February 15, 2007 to September 29, 2007:

	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$258,163	$45,493	$303,656
Cost of revenue	214,881	39,215	254,096
Gross profit	43,282	6,278	49,560
General and administrative expenses	28,003	1,979	29,982
Selling and marketing expenses	8,986	2,053	11,039
Operating income	6,293	2,246	8,539
Interest expense (income), net	24,144	(54)	24,090
(Loss) Income before income taxes	(17,851)	2,300	(15,551)
Provision for income taxes	3,780	722	4,502
Net (loss) income	$(21,631)	$1,578	$(20,053)

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Condensed Consolidating Balance Sheets at December 31, 2006:

	Issuer and Guarantors	Non- Guarantors	Total
Assets
Current assets
Cash and cash equivalents	$8,341	$3,372	$11,713
Accounts receivable, net	90,694	11,763	102,457
Inventories	303	233	536
Deferred tax asset	2,948	—	2,948
Prepaids and other assets	2,075	2,440	4,515
Total current assets	104,361	17,808	122,169

Goodwill	414,584	28,287	442,871
Property and equipment, net	16,753	13,552	30,305
Intangible assets, net	682	—	682
Other assets	608	141	749
Total assets	$536,988	$59,788	$596,776
Liabilities and Owner’s Equity
Current liabilities
Accounts payable	$21,376	$7,601	$28,977
Accrued expenses	17,804	6,263	24,067
Advance payments on contracts	3,988	4,802	8,790
Current maturities on long-term leases	311	—	311
Total current liabilities	43,479	18,666	62,145

Other long-term liabilities	3,703	—	3,703
Deferred tax liability	1,319	525	1,844
Total liabilities	48,501	19,191	67,692

Owner’s equity
Pearson intercompany investment in subsidiary	488,487	46,099	534,586
Accumulated other comprehensive (loss) income	—	(5,502)	(5,502)
Owner’s equity	488,487	40,597	529,084
Total liabilities and owner’s equity	$536,988	$59,788	$596,776

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Condensed Consolidating Balance Sheets at September 29, 2007:

	Issuer and Guarantors	Non- Guarantors	Total
Assets
Current assets
Cash and cash equivalents	$11,534	$3,462	$14,996
Accounts receivable, net	102,064	13,437	115,501
Inventories	1,155	246	1,401
Deferred loan fees	2,150	—	2,150
Prepaids and other assets	12,785	5,876	18,661
Total current assets	129,688	23,021	152,709

Goodwill	265,870	35,585	301,455
Property and equipment, net	16,991	11,409	28,400
Intangible assets, net	203,266	—	203,266
Deferred loan fees	10,867	—	10,867
Other assets	653	295	948
Total assets	$627,335	$70,310	$697,645
Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt and revolving credit facility	$2,400	$—	$2,400
Accounts payable	33,114	3,350	36,464
Accrued expenses	23,045	7,394	30,439
Accrued interest	4,686	—	4,686
Advance payments on contracts	3,110	2,738	5,848
Current maturities on long-term leases	312	—	312
Current portion of deferred tax liability	852	—	852
Total current liabilities	67,519	13,482	81,001

Long-term debt, net of current portion	426,400	—	426,400
Other long-term liabilities	3,055	1,085	4,140
Deferred tax liability, net of current portion	2,928	490	3,418
Total liabilities	499,902	15,057	514,959

Stockholder’s equity
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	203,466	—	203,466
Vangent investment in subsidiaries	(53,361)	53,361	—
(Accumulated deficit) retained earnings	(21,631)	1,578	(20,053)
Accumulated other comprehensive (loss) income	(1,040)	313	(727)
Stockholder’s equity	127,434	55,252	182,686
Total liabilities and stockholder’s equity	$627,336	$70,309	$697,645

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Condensed Consolidating Statements of Cash Flows

for the nine months ended September 30, 2006:

	Issuer and Guarantors	Non- Guarantors	Total
Cash flows from operating activities
Net income	$19,428	$2,895	$22,323
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	6,941	4,074	11,015
Stock based compensation	530	—	530
Loss on diposal of property and equipment	1,091	373	1,464
Deferred income taxes	—	511	511
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	25,942	(2,418)	23,524
Inventories	341	41	382
Prepaids and Other assets	683	(115)	568
Accounts payable	(46,683)	2,751	(43,932)
Accrued expenses	(2,908)	268	(2,640)
Advance payments on contracts	(8,497)	(2,918)	(11,415)
Other long-term liabilities	65	—	65
Net cash (used in) provided by operating activities	(3,067)	5,462	2,395
Cash flows from investing activities
Acquisition of a business	(8,078)	—	(8,078)
Capital expenditures for property and equipment	(1,450)	(3,632)	(5,082)
Net cash used in investing activities	(9,528)	(3,632)	(13,160)
Cash flows from financing activities
Capital lease payments	(249)	(901)	(1,150)
Investment to parent	15,508	1,529	17,037
Net cash provided by financing activities	15,259	628	15,887

Effect of foreign currency exchange rate changes	—	(1,885)	(1,885)

Net increase in cash and cash equivalents	2,664	573	3,237
Cash and cash equivalents, beginning of period	2,617	3,721	6,338
Cash and cash equivalents, end of period	$5,281	$4,294	$9,575

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Condensed Consolidating Statements of Cash Flows

for the Predecessor Period January 1, 2007 to February 14, 2007:

	Issuer and	Non-
	Guarantor	Guarantor	Total
Cash flows from operating activities
Net loss	$(331)	$(44)	$(375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,804	565	2,369
Stock based compensation	1,477	—	1,477
Loss on disposal of property and equipment	—	7	7
Deferred income taxes	(19)	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(16,045)	(400)	(16,445)
Inventories	6	14	20
Prepaids and other assets	478	(155)	323
Accounts payable	(462)	(4,046)	(4,508)
Accrued expenses and accrued interest	(1,134)	470	(664)
Advance payments on contracts	(137)	(1,069)	(1,206)
Other long-term liabilities	125	—	125
Net cash used in operating activities	(14,238)	(4,658)	(18,896)
Cash flows from investing activities
Capital expenditures for property and equipment	(3,669)	(58)	(3,727)
Net cash used in investing activities	(3,669)	(58)	(3,727)
Cash flows from financing activities
Capital lease payments	(39)	—	(39)
Investment from parent	10,068	3,242	13,310
Net cash provided by financing activities	10,029	3,242	13,271

Effect of foreign currency exchange rate changes	—	(166)	(166)

Net decrease in cash and cash equivalents	(7,878)	(1,640)	(9,518)
Cash and cash equivalents, beginning of period	8,341	3,372	11,713
Cash and cash equivalents, end of period	$463	$1,732	$2,195

Vangent, Inc. (formerly Pearson Government Solutions Business)

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

Condensed Consolidating Statements of Cash Flows

for the Successor Period February 15, 2007 to September 29, 2007:

	Issuer and	Non-
	Guarantor	Guarantor	Total
Cash flows from operating activities
Net loss	$(21,631)	$1,578	$(20,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	17,771	2,982	20,753
Stock based compensation	475	—	475
Deferred income taxes	3,784	(35)	3,749
Changes in operating assets and liabilities:
Accounts receivable	2,490	(1,235)	1,255
Inventories	(858)	(27)	(885)
Prepaids and Other assets	(10,166)	(3,435)	(13,601)
Accounts payable	12,150	(205)	11,945
Accrued expenses	12,833	661	13,494
Advance payments on contracts	(741)	(995)	(1,736)
Other long-term liabilities	245	352	597
Net cash provided by (used in) operating activities	16,352	(359)	15,993
Cash flows from investing activities
Acquisition of a business, net of cash acquired	(633,894)	4,675	(629,219)
Capital expenditures for property and equipment	(3,059)	(1,353)	(4,412)
Net cash provided by (used in) investing activities	(636,953)	3,322	(633,631)
Cash flows from financing activities
Capital lease payments	(131)	—	(131)
Proceeds from issuance of common stock	203,466	—	203,466
Proceeds from issuance of long-term debt and revolving credit facility	460,000	—	460,000
Repayment of long-term debt and revolving credit facility	(31,200)	—	(31,200)
Net cash provided by financing activities	632,135	—	632,135

Effect of foreign currency exchange rate changes	—	499	499

Net increase in cash and cash equivalents	11,534	3,462	14,996
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$11,534	$3,462	$14,996

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of information management and business process outsourcing services to several U.S. civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have durations of four to six years, including option years. As of September 30, 2007, our total contract backlog was $1.9 billion.

We manage our business through three segments: the Government Group (“GG”), International Group (“IG”) and Commercial Group (“CG”).

Our Government Group is our largest segment and has over 30 years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a twenty seven year history with the Department of Education ("DoED"), ten years with the Defense Information Systems Agency and six years with the Centers for Medicare and Medicaid Services ("CMS"). GG is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. GG accounted for 78.1% of our revenue for the nine months ended September 29, 2007 and 79.4% for the three months ended September 29, 2007.

Our International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. IG accounted for 15.0% of our revenue for the nine months ended September 29, 2007 and 14.0% for the three months ended September 29, 2007.

Our Commercial Group serves the private sector and designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. For example, we provide solutions that automate pre-employment screening, which are designed to improve the quality and retention of new employees and reduce the cost and time associated with hiring an hourly work force. CG accounted for 6.9% of our revenue for the nine months ended September 29, 2007 and 6.6% for the three months ended September 29, 2007.

The Transactions

On February 14, 2007, the buyer consummated the acquisition of all of the equity interests of (i) Pearson Government Solutions, Inc., an indirect wholly-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. that are engaged in the consulting, systems integration and business process outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities. Upon completion of the Acquisition, all domestic and international affiliates of Pearson Government Solutions, Inc. that are engaged in such business became our direct or indirect subsidiaries. In this section, Pearson and the other seller entities are referred to as the “sellers.”

Closing Price and Purchase Adjustments

The purchase price for the Acquisition was as follows: (i) $560.0 million in cash; (ii) $35.0 million in Series A preferred stock of the buyer; (iii) $5.0 million in Series B preferred stock of the buyer; and (iv) 10% of the Class A membership interests of the buyer parent. The cash portion of the purchase price was increased post-closing by $50,000, based upon an increase in the net assets of the business at closing as compared to net assets as of September 30, 2006.

General. The stock purchase agreement contains customary representations, warranties, covenants and indemnities, by and for the benefit of the buyer and the sellers.

Indemnification. The sellers’ obligation, which is joint and several, to indemnify the buyer and any of its affiliates that is a purchaser entity for breaches of representations and warranties generally survives until 12 months after the closing of the Acquisition, except for representations and warranties relating to tax, employee benefits and broker representations, which will survive until the applicable statute of limitations, and certain corporate and environmental representations that will survive for three years following the closing of the Acquisition. The sellers’ obligations to indemnify the buyer and its affiliates and the buyer’s obligation to indemnify the sellers for breaches of representations and warranties is, subject to certain exceptions, subject to a $9.0 million deductible, which includes a separate $1.0 million deductible for certain tax indemnifications, and $50,000 per individual claim. The buyer’s and the sellers’ aggregate indemnification obligations for breaches of representations and warranties are generally capped at $60.0 million in the aggregate subject to certain exceptions.

The stock purchase agreement also provides that the sellers will indemnify us, the buyer and its other affiliates without regard to any time limitation for any losses incurred by us, our parent and its other affiliates in connection with an investigation by the United States government through the Department of Justice and the Inspector General of the Department of Homeland Security to determine whether we and NCS Pearson Inc. violated the Civil False Claims Act or other federal laws in connection with a contract awarded by the Transportation Security Administration to NCS Pearson Inc. in 2002, except that the first $20.0 million in losses resulting from such investigation will be shared equally. Upon closing of the Acquisition, we entered into a joint defense agreement with one of the sellers, NCS Pearson Inc., pursuant to which both parties assumed joint defense with respect to such investigation.

Additional Covenants. The stock purchase agreement includes customary covenants by the sellers to maintain the confidentiality of certain proprietary information about the buyer and its affiliates. In addition, the sellers and certain of their affiliates have agreed not to compete with the buyer, us and our affiliates with respect to any of our existing contracts or certain agreed upon future business opportunities for a period of two years and not to solicit for employment or hire certain of our employees for a period of two years after the closing of the Acquisition.

Section 338 Election. The stock purchase agreement provides that the sellers and the buyer make an election under Section 338(h)(10) of the Internal Revenue Code for one of the domestic entities. We believe this election will have the effect of significantly increasing the tax basis of our assets, and increasing our future tax depreciation and amortization. These future deductions may reduce future cash taxes, if any.

The Transactions. In addition to the equity investments discussed above, the Acquisition was funded by:

•                  Preferred and common equity investments in the buyer of $157.0 million in the aggregate by Veritas Capital and certain third party investors.

•                  the 9 5/8% senior subordinated notes due 2015; and

•                  borrowings under our senior secured credit facility, consisting of a $240.0 million term loan facility and $5.0 million drawn under a $50.0 million revolving credit facility;

All references to the “Transactions” refer to (i) the consummation of the Acquisition, (ii) the borrowings under our senior secured credit facility entered into in connection with the Acquisition and the application of the proceeds therefrom, (iii) the issuance by the buyer of preferred stock to Pearson and certain third party investors, (iv) the issuance of Class A membership interests of the buyer parent to Pearson, (v) the equity investments by Veritas Capital and certain third party investors; and (vi) the issuance of the 9 5/8% senior subordinated notes due 2015 and the application of the proceeds therefrom.

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America from the historical accounting records of Pearson plc, an affiliate of Pearson, and are presented on a carve-out basis until February 14, 2007, the date of the Acquisition, to include the historical financial position, results of operations and cash flows applicable to our business. No direct ownership relationship existed among all the operations comprising our business prior to the Acquisition. Accordingly, owner’s equity is presented in lieu of stockholder’s equity for periods ended February 14, 2007 and prior.

For pre-Acquisition periods, our financial statements include allocations from Pearson plc for corporate expenses. Pearson plc historically allocated costs to us based on a percentage of revenue or headcount measures compared to the consolidated organization to cover support and services in the following areas: accounting, financial reporting, insurance, legal, human resources, payroll, tax, business licenses, public relations, charitable contributions and other services. We believe these allocations represent a reasonable allocation methodology. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if we had been operating as a stand-alone entity. It is not practical to estimate the costs and expenses that would have resulted on a stand-alone basis.

For discussion purposes only, our fiscal 2007 three months and nine months ended results discussed below represent the mathematical addition of the historical results for the Predecessor period January 1, 2007 to February 14, 2007 and the Successor period February 15, 2007 to September 29, 2007. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. However, we believe it is the most meaningful way to comment on the results of operations for the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006 because a discussion of a partial period January 1, 2007 to February 14, 2007 (Predecessor) separately from the period February 15, 2007 to September 29, 2007 (Successor) compared to the 2006 respective Predecessor periods would not be meaningful. In addition, the results for the three month periods ended September 30, 2006 (Predecessor) and September 29, 2007 (Successor) are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date.

Factors Affecting Our Future Results of Operations

Our future results of operations will be affected by the following factors, which may cause our results of operations to differ from those discussed under “Results of Operations.” These are not all of the factors that may affect our future results of operations.

Revenue from federal government contracts. Contracts funded by federal government agencies accounted for 74.7% and 72.0% of our revenue for the three months and the nine months period ended September  29, 2007, respectively. For the three months and the nine months ended September 29, 2007, we derived 90.8% and 90.1%, respectively, of our revenue from contracts in which we acted as the prime contractor. Our business is performed under cost-plus, fixed price and time and materials contracts. For the three months ended September 29, 2007, 48.4%, 49.3% and 2.3% of our revenue were derived from cost-plus, fixed price and time and materials contracts, respectively. For the nine months ended September 29, 2007, 43.0%, 52.0% and 5.0% of our revenue were derived from cost-plus, fixed price and time and materials contracts, respectively.

Cost of Revenue. Our most significant expense is cost of revenue, which includes labor expenses, facilities expenses and direct contract expenses, overhead costs, management and support costs, depreciation and amortization costs related to assets used in revenue generating activities and other costs attributable to serving our customers. Labor expenses consist of salaries, wages and related benefits associated with professional and customer service staff. The Service Contract Act, which covers many of our contracts, requires that hourly employees be paid certain minimum wages for their defined positions, and requires specific benefit levels. Facilities expenses consist of costs relating to our headquarters and other commercial facilities. Other direct contract expenses include costs directly attributable to customer engagements, such as travel and living expenses, costs of hardware and software and costs of subcontractors. The number and types of personnel, their salaries, and other costs, can have a significant impact on our cost of revenue. We record monthly accruals on contracts for costs incurred but not invoiced. These costs typically relate to subcontractor charges and are estimated based on prior actual invoices or other historical vendor information.

General and Administrative Expenses. Our general and administrative expenses include costs not directly associated with performing work for our customers. These costs include salaries and wages, plus associated fringe benefits, facilities, depreciation, travel, and insurance. Among the functions covered by these expenses are human resources, information systems, accounting, general management, legal, finance, contracts and purchasing. Most of these costs are allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus contracts.

Selling and Marketing Expenses. Our selling and marketing expenses include the costs associated with our sales and business development staff, including salaries, wages and commissions, plus associated fringe benefits, facilities, travel, depreciation and bid and proposal expenses.

Purchase Accounting Adjustments. The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson plc’s (“continuing stockholder”) basis in us represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired (the 90%) by the Buyer was recorded at fair value. As a result, the assets and liabilities have been assigned new values, which include part carryover basis and part fair value basis. The continuing stockholder’s residual interest in the Company was applied to the incremental debt resulting from the Acquisition, and was accounted for as a deemed dividend and recognized as a reduction of equity. A third-party valuation was performed on identified intangible assets and the newly issued Series A and Series B preferred stock and the allocation resulted in new identifiable intangible assets. Additional purchase accounting adjustments were made in accordance with SFAS No. 141,  Business Combinations, and related guidance. The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill of the acquired Company.

Section 338 Election. In connection with the Acquisition, the sellers and the buyer have made an election under Section 338(h)(10) of the Internal Revenue Code for one of the domestic entities. This election will have the effect of significantly increasing the tax basis of our assets, and increasing our depreciation and amortization. These future deductions may reduce future cash taxes, if any.

Contract Backlog

Our total contract backlog was approximately $1.9 billion and $1.6 billion as of September 29, 2007 and September 30, 2006, respectively, and our firm contract backlog was approximately $445.9 million and $469.1 million as of September 29, 2007 and September 30, 2006, respectively. We define total contract backlog as the amount of revenue we expect to realize over the entire term of the contract including the base period and all option years. We do not include contract ceiling values under Government-Wide Acquisition Contract ("GWAC") or indefinite delivery, indefinite quantity ("IDIQ") contracts in our total contract backlog calculation. We define firm contract backlog as the value of the base period plus all currently exercised options. We believe that our contract backlog provides us with significant visibility and allows us to better manage our business. We review our contract backlog on a periodic basis to determine if any adjustments are necessary. Each year a significant portion of our revenue is derived from our total contract backlog, and a significant portion of our backlog represents work related to the continuation of services under contracts or projects where we are the incumbent provider. A substantial portion of our contracts provide for multiyear revenue. These contracts generate revenue over an initial base period, with one or more subsequent option periods, which may or may not be exercised by our customers. Most of our federal government contracts allow the customer the option of extending the period of performance of a contract for a period of one or more years. Typically, options are exercised under our contracts; however the exercise of options is at the sole discretion of the customer. Revenue generated in a base period may vary from the revenue generated over the remaining option periods.

The following table sets forth our contract backlog as of September 30, 2006 and September 29, 2007:

	As of September 30, 2006		As of September 29, 2007
	Total Contract Backlog	Firm Contract Backlog	Total Contract Backlog	Firm Contract Backlog
	(dollars in thousands)
Government Group	$1,229,512	$214,104	$1,507,481	$211,131
International Group	339,500	238,511	339,954	223,367
Commercial Group	16,485	16,485	11,442	11,442

Total	$1,585,497	$469,100	$1,858,877	$445,940

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets and other contingent liabilities. Actual results may differ significantly from the estimates contained in our financial statements. We believe that the following are our critical accounting policies.

Revenue Recognition and Cost Estimation on Long-Term Contracts

Our revenue is derived primarily from contracts with the federal government. Our contracts with customers are either cost-plus, time and materials, or fixed price contracts. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. All contract elements, such as design and early transition services, are separated into multiple components in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue under cost-plus contracts are recognized as costs are incurred with applicable profits included in earnings based on negotiated profit rates. Incentive fees or penalties are recognized when accepted by the customers and the related contract modifications are received. Revenue for time-and-materials contracts are recorded on the basis of allowable labor hours worked multiplied by the contract defined billing rates, plus the costs of other direct charges used in the performance of the contract. Profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Service revenue for fixed price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, or Statement of Position 81-1, Accounting for Performance of Construction – Type and Certain Production – Type Contracts, depending on the services performed. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenue is recognized on either a proportional performance or a percentage of completion model based upon the service rendered under the contract. Additionally, customers are obligated to pay as services are performed, and in the event that an agency of the federal government cancels the contract, payment for services performed through the date of cancellation is negotiated with the customer.

Revenue recognition requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and costs can be complicated and is subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on the contract is recognized in the period in which it becomes probable and can be reasonably estimated.

Invoices to customers are prepared in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to customers in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in cost of revenue.

Software revenue is generated from licensing software and providing services, including maintenance and technical support, and consulting. We recognize the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. Our software license sales including maintenance and consulting services are recognized at their fair values when all other recognition criteria are met. Service revenue consists of maintenance and technical support and is recognized ratably over the service period. Other service revenue is recognized as the related services are provided.

Revenue from sales of products is generally recognized upon fulfillment of the order to the customer.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit, based on estimated future cash flows, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. Management completed its annual impairment analysis for 2006 and determined that there was no impairment of goodwill.

Acquired Intangibles

In accordance with SFAS 142, intangible assets acquired as part of business combinations are amortized over their estimated useful lives unless their useful lives are determined to be indefinite. For material business combinations, amounts recorded related to purchased intangibles are determined from independent valuations. Our acquired intangibles primarily relate to contracts, programs and customer relationships which are amortized over periods of 20 years or less.

Long-Lived Assets

Generally, the carrying values of long-lived assets, such as property and equipment and intangible assets with definite lives are reviewed for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. Purchased intangibles are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Any impairment determined is recorded in the current period and is measured by comparing the fair value based on estimated future cash flows of the related asset to its carrying value.

Accounting for Contingencies and Litigation

Amounts associated with litigation and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Foreign Currency Translation

For operations outside the U.S. with functional currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the year end exchange rates. The cumulative effect of these translation adjustments are reported in accumulated other comprehensive income in owner’s/stockholder’s equity.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Income tax expense and the deferred income tax balances in the financial statements have been calculated as if we had been taxed separately and have prepared our own U.S. federal, U.S. state and local and foreign tax returns as a corporation.

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequence expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and our liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently reinvested. For periods prior to the Acquisition, our U.S. taxable income is included in Pearson plc’s consolidated U.S. federal income tax return.

 We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), on January 1, 2007. As a result of the implementation of FIN 48, we performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we believe we have no uncertain tax positions and accordingly, we did not record any charges. We recognize interest and penalties, if any, as part of the provision for income taxes. We currently have no open tax related audits of our federal, state, or local tax years.

Results of Operations

Company-Wide

The following table sets forth our historical results of operations on a company-wide basis for the three months ended September 30, 2006 and September 29 2007, the nine months ended September 30, 2006, and the period January 1, 2007 to February 14, 2007 combined with the period February 15, 2007 to September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
	(dollars in thousands)
Statement of Operations Data:

Revenue	$110,313	$129,610	$396,479	$362,489
Cost of revenue	82,618	103,983	315,936	302,283
Gross profit	27,695	25,627	80,543	60,206
General and administrative expenses	10,122	11,544	29,149	39,365
Selling and marketing expenses	4,821	4,190	14,878	12,979
Intangible amortization	3	—	11	—
Operating income	12,749	9,893	36,505	7,862
Interest expense, net	257	9,731	482	24,080
Income (loss) before income taxes	12,492	162	36,023	(16,218)
Provision for income taxes	4,869	1,566	13,700	4,210
Net income (loss)	$7,623	$(1,404)	$22,323	$(20,428)

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue for the three months ended September 29, 2007 was $129.6 million, compared to $110.3 million for the three months ended September 30, 2006, representing an increase of $19.3  million, or 17.5%. The increase was primarily attributable to an increase of $31.1 million from higher prescription drug enrollment volume under continuing Medicare related outsourcing contracts and increased volume under certain UK, Mexico, and Venezuela government and commercial contracts, which contributed $2.8 million. This is partially offset by a decrease of $5.0 million from the completion in 2006 of a DHS contract in our Government Group. In addition, we experienced a decrease in revenue from contracts with the DoED and Department of Defense ("DoD") of $4.8 million and $2.9 million, respectively.

Cost of Revenue. Cost of revenue for the three months ended September 29, 2007 was $104.0 million, or 80.2% of revenue, compared to $82.6 million, or 74.9 % of revenue, for the three months ended September 30, 2006, representing an increase of $21.4 million, or 25.9%. The increase is primarily attributable to costs associated with the contracts mentioned above, as well as amortization of intangible assets of $5.2 million due to an increase in the value of our contract base as a result of the Transaction.

General and Administrative Expenses. General and administrative expenses for the three months ended September 29, 2007 were $11.5 million, or 8.9% of revenue, compared to $10.1 million, or 9.2% of revenue, for the three months ended September 30, 2006, representing an increase of $1.4 million, or 13.9%. The increase was primarily attributable to transition costs of $0.7 million, employee bonuses associated with the Transaction of $0.6 million, and costs associated with the equity ownership incentive plan of $0.5 million, partially offset by lower legal costs of $0.3 million relating to the DOJ investigation of the TSA matter.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 29, 2007 were $4.2 million, or 3.2% of revenue, compared to $4.8 million, or 4.4% of revenue, for the three months ended September 30, 2006, representing a decrease of $0.6 million, or 12.5%, due to lower bid and proposal costs.

Operating Income. Operating income for the three months ended September 29, 2007 was $9.9 million, compared to operating income of $12.7 million for the three months ended September 30, 2006, representing a decrease of $2.8 million or 22.0%. The decrease in operating income was attributable to a decrease in gross margin of $2.1 million primarily due to an increase of $5.2 million in intangible amortization allocated to cost of revenue, partially offset by an increase due to Medicare contracts growth, and a $1.4 million increase in general and administrative expenses.

Out of Period Adjustments. During the third quarter of 2007, we identified certain errors related to revenue recognized in periods prior to fiscal 2007 and in the second quarter of 2007. We have recorded adjustments for these items which increased revenue and net income by $378 for the three months ended September 29, 2007. We have determined that the impact of these adjustments was not material to the current or any prior period and do not believe it will be material to the results for fiscal year 2007

Provision for Income Taxes. The provision for income taxes for the three months ended September 29, 2007 was $1.6 million compared to a provision for income taxes of $4.9 million for the three months ended September 30, 2006, representing a decrease of $3.3 million, or 67.3%. The effective tax rate was a positive 966.7% and a positive 39.0% for each of the reporting periods, respectively. The Acquisition significantly adjusted the balances of certain assets and liabilities from both a financial reporting and tax perspective. As such, the income tax accounting for post-Acquisition periods may differ significantly from pre-Acquisition periods. We are required to assess our deferred tax assets and the need for a valuation allowance. This assessment requires judgment on the part of management with respect to benefits that may be realized. We have concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 29, 2007 will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets both at the acquisition date and in the successor period. The unusually high effective tax rate in the current period is the result of recording a tax provision for our non-U.S. subsidiaries and deferred tax expense related to the amortization of tax deductible goodwill while also recording a valuation allowance against our U.S. deferred tax assets primarily resulting from the net operating loss for the three months ended September 29, 2007. Our effective tax rate for the three months ended September 30, 2006 differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Revenue for the nine months ended September 29, 2007 was $362.5 million, compared to $396.5 million for the nine months ended September 30, 2006, representing a decrease of $34.0 million, or 8.6%. The decrease was primarily attributable to a $16.6 million decrease in revenue related to a decline in prescription drug enrollment volume under continuing Medicare related outsourcing contracts, a decrease of $16.1 million from the completion in 2006 of a DHS contract, and a decrease of $7.7 million from lower Department of Education contracts in our Government Group. These were partially offset by an increase of $9.9 million from increased volume under certain UK, Mexico, and Venezuela government and commercial contracts in our International Group.

Cost of Revenue. Cost of revenue for the nine months ended September 29, 2007 was $302.3 million, or 83.4% of revenue, compared to $315.9 million, or 79.7% of revenue, for the nine months ended September 30, 2006, representing a decrease of $13.6 million, or 4.3%. The decrease in cost of revenue was primarily attributable to decreased services provided under the contracts described above, offset by an increase in intangible amortization of $13.1 million due to an increase in the value of our contract base as a result of the Transaction.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 29, 2007 were $39.4 million, or 10.9% of revenue, compared to $29.1 million, or 7.3% of revenue, for the nine months ended September 30, 2006, representing an increase of $10.3 million, or 35.4%. The increase was primarily attributable to $3.5 million of employee bonuses associated with the Transaction, $2.8 million of transition costs, $1.1 million of additional expense due to full vesting of stock options at date of Transaction, and $0.9 million of management and board fees. The remaining increase relates to increases in other general and administrative expenses to support the standalone company.

Selling and Marketing Expenses. Selling and marketing expenses for the nine months ended September 29, 2007 were $13.0 million, or 3.6% of revenue, compared to $14.9 million, or 3.8% of revenue, for the nine months ended September 30, 2006, representing a decrease of $1.9 million, or 12.8% due to a decrease in bid, proposal and other costs.

Operating Income. Operating income for the nine months ended September 29, 2007 was $7.9 million, compared to operating income of $36.5 million for the nine months ended September 30, 2006, representing a decrease of $28.6 million or 78.4%. This decrease in operating income was primarily attributable to general and administrative expense increases of $10.3 million, and increase in intangible amortization of $13.1 million due to an increase in the value of our contract base as a result of the Transaction, a loss of $4.1 million recognized on the termination of a contract with the University of California, and other decreases in revenue and related gross profit as described above.

Out of Period Adjustments. During the third quarter of 2007, we identified certain errors related to revenue recognized in periods prior to fiscal 2007. We have recorded adjustments for these items which increased revenue by $149, cost of revenue by $926, and reduced net income by $777 for the successor period ended September 29, 2007. We have determined that the impact of these adjustments was not material to the current or any period and do not believe it will be material to the results for fiscal year 2007.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 29, 2007 was $4.2 million compared to a provision for income taxes of $13.7 million for the nine months ended September 30, 2006, representing a decrease of $9.5 million, or 69.3%. The effective tax rate was a negative 26.0% and a positive 38.0% for each of the reporting periods, respectively. The nine months ended September 29, 2007 contain periods both before and after the acquisition. These periods have discrete effective tax rates. The Acquisition significantly adjusted the balances of certain assets and liabilities from both a financial reporting and tax perspective. As such, the income tax accounting for post-Acquisition periods may differ significantly from pre-Acquisition periods. We are required to assess our deferred tax assets and the need for a valuation allowance. This assessment requires judgment on the part of management with respect to benefits that may be realized. We have concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 29, 2007 will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets both at the acquisition date and in the successor period. The negative effective tax rate in the current period is the result of recording a tax provision for our non-U.S. subsidiaries and deferred tax expense related to the amortization of tax deductible goodwill while also recording a valuation allowance against our U.S. deferred tax assets primarily resulting from the net operating loss for the nine months ended September 29, 2007. Our effective tax rate for the nine months ended September 30, 2006 differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries.

Our Segments

The following table sets forth our revenue and operating income by segment for the three months ended September 30, 2006 and September 29, 2007, the nine months ended September 30, 2006, and the period January 1, 2007 to February 14, 2007 combined with the period February 15, 2007 to September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
	(dollars in thousands)
Revenue:
Government Group	$86,499	$102,896	$327,027	$283,165
International Group	15,235	18,159	44,134	54,228
Commercial Group	8,579	8,555	25,318	25,096

Total revenue	$110,313	$129,610	$396,479	$362,489

Operating Income:
Government Group	$10,352	$8,996	$31,123	$6,795
International Group	1,384	(38)	3,101	139
Commercial Group	1,085	915	2,484	1,475

Subtotal	12,821	9,873	36,708	8,409
Corporate	(72)	20	(203)	(547)

Total operating income	$12,749	$9,893	$36,505	$7,862

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Government Group

Revenue. Revenue for the three months ended September 29, 2007 was $102.9 million, compared to $86.5 million for the three months ended September 30, 2006, representing a increase of $16.4 million, or 19.0%. This increase was primarily due to increased prescription drug enrollment volume under continuing Medicare related outsourcing contracts of $31.1 million. This was partially offset from the completion of a contract with DHS in 2006 and with the Department of Veteran's Affairs ("VA") in the first quarter of 2007 of $5.0 million and $0.8 million, respectively. In addition, we experienced a decrease in revenue from contracts with the Department of Education and DoD of $4.8 million and $2.9 million, respectively. The remainder is a decrease of revenue from fluctuations across various contracts.

Operating Income. Operating income for the three months ended September 29, 2007 was $9.0 million, compared to $10.4 million for the three months ended September 30, 2006, a decrease of $1.4 million, or 13.5%. Operating income as a percentage of revenue for the three months ended September 29, 2007 was 8.7% compared to 12.0% for the three months ended September 30, 2006. The decrease in operating income was attributable to lower profit from the completion of a contract with DHS in 2006 of approximately $2.3 million. Lower prescription drug enrollment volume decreased profit by $1.6 million under continuing Medicare related outsourcing contracts. In addition, there were decreases of approximately $4.9 million relating to amortization associated with the intangible assets from GG contracts valuation. These decreases were partially offset by increased profit margins from contracts with the Department of Education, the Equal Employment Opportunity Commission (“EEOC”), DoD, and State agencies of approximately $1.9 million, $0.5 million, $1.8 million, and $2.2 million, respectively. The remainder relates to fluctuations in gross profits across various contracts.

International Group

Revenue. Revenue for the three months ended September 29, 2007 was $18.2 million, compared to $15.2 million for the three months ended September 30, 2006 representing an increase of $3.0 million, or 19.7%. This increase was primarily attributable to increased volume under certain UK, Mexico, and Venezuela government and commercial contracts, which contributed approximately $2.8 million of incremental revenue.

Operating Income. Operating income for the three months ended September 29, 2007 was zero, compared to operating income of $1.4 million for the three months ended September 30, 2006, a decrease of $1.4 million. Operating income as a percentage of revenue for the three months ended September 29, 2007 was 0.0% compared to 9.2% for the three months ended September 30, 2006. The decrease in operating income was attributable to $0.9 million in reduced margins, which was primarily due the renewal of a contract causing a one-time margin improvement in Mexico, a $0.7 million increase in general and administrative expenses, which is related to new corporate allocations of $0.3 million and $0.2 million in expenses related to the sale of the Company. This was offset by lower sales and marketing expenses of $0.1 million.

Commercial Group

Revenue. Revenue for the three months ended September 29, 2007 was $8.6 million, compared to $8.6 million for the three months ended September 30, 2006, representing no change between the two periods. This was primarily due to an increase in services performed under a contract for the Air Force of $0.5 million, offset entirely by a decrease in Commercial assessment related revenue for various commercial clients of $0.4 million and a decrease in training services revenue for several Fortune 500 customers of $0.1 million.

Operating Income. Operating income for the three months ended September 29, 2007 was $0.9, compared to $1.1 million for the three months ended September 30, 2006. Operating income as a percentage of revenue for the three months ended September 29, 2007 was 10.5% compared to 12.8% for the three months ended September 30, 2006. The decrease in operating income was primarily attributable to an increase in general and administrative expenses of $0.2 million as a result of transition-related expenses and an expense of $0.5 million under an existing contract in the quarter ended September 29, 2007. The decrease in operating income was offset in part by the reduction in amortization of intangible assets related to assessments of $0.2 million and an overall reduction in operating expenses.

Nine Months Ended September 29, 2007 Compared to the Nine Months Ended September 30, 2006

Government Group

Revenue. Revenue for the nine months ended September 29, 2007 was $283.2 million, compared to $327.0 million for the nine months ended September 30, 2006, representing a decrease of $43.8 million, or 13.4%. This decrease was primarily attributable to a $16.6 million decrease in revenue related to a decline in prescription drug enrollment volume under continuing Medicare related outsourcing contracts. In addition, we experienced a decrease of approximately $16.1 million due to the completion of a contract with DHS in 2006. We also experienced a decrease of volumes on contracts with the Department of Education, and DoD of approximately $7.7 million, and $3.5 million, respectively. In addition, we recognized decreased revenue of approximately $2.2 million on the termination of a contract with the University of California. These decreases were partially offset by an increase in volume with a contract with EEOC of approximately $1.2 million. The remainder is increases of revenue across various contracts.

Operating Income. Operating income for the nine months ended September 29, 2007 was $6.8 million, compared to operating income of $31.1 million for the nine months ended September 30, 2006, a decrease of $24.3 million, or 78.1%. Operating income as a percentage of revenue for the nine months ended September 29, 2007 was 2.4% compared to 9.5% of operating income as a percentage of revenue for the nine months ended September 30, 2006. The decrease in operating income was primarily attributable to lower prescription drug enrollment volume of $11.0 million under continuing Medicare related outsourcing contracts, the completion of a contract with DHS in 2006 of approximately $3.4 million, and lower gross margins on contracts with the DoD of approximately $0.8 million. In addition, we recognized a loss of $4.1 million on the termination of a contract with the University of California and approximately $12.2 million of amortization of intangible assets associated with the GG contracts valuation. These decreases were partially offset by increased gross margins of approximately $3.2 million on our contracts with the Department of Education, approximately $0.6 million under our Department of Labor contract and increase gross margins of approximately $0.4 million under our contract with EEOC. The remainder of the fluctuation in gross profit is across various contracts.

International Group

Revenue. Revenue for the nine months ended September 29, 2007 was $54.2 million, compared to $44.1 million for the nine months ended September 30, 2006, representing an increase of $10.1 million, or 22.9%. This increase was primarily attributable to increased volume under certain UK, Mexico, and Venezuela government and commercial contracts of $9.9 million.

Operating Income. Operating income for the nine months ended September 29, 2007 was $0.1 million, compared to operating income of $3.1 million for the nine months ended September 30, 2006, a decrease of $3.0 million, or 96.8%. Operating income as a percentage of revenue for the nine months ended September 29, 2007 was 0.2% compared to 7.0% for the nine months ended September 30, 2006. The decrease in operating income was primarily attributable to a one-time foreign exchange gain in 2006 of $0.6 million, and transaction related costs of $0.3 million , amortization of intangible assets of $0.4 million, increases in general and administrative costs of $1.0 million which were related primarily to new corporate allocations and $1.3 million of reduced margin primarily related to  Mexico contracts in 2007. Those items were partially offset by reduced spending on sales and marketing of $0.4 million.

Commercial Group

Revenue. Revenue for the nine months ended September 29, 2007 was $25.1 million, compared to $25.3 million for the nine months ended September 30, 2006, representing a decrease of $0.2 million, or 0.8%. This decrease was primarily due to the completion of work performed for training services provided under a Medicare-related contract in April 2006, resulting in a reduction of revenue of $0.9 million and a decrease in Commercial assessment related revenue for various commercial clients of $1.5 million. This decrease was partially offset by an increase in training services revenue for several Fortune 500 customers of $0.9 million and services performed under a contract for the Air Force of $1.3 million.

Operating Income. Operating income for the nine months ended September 29, 2007 was $1.5 million, compared to operating income of $2.5 million for the nine months ended  September 30, 2006, representing a decrease of $1.0 million, or 40.0%. Operating income as a percentage of revenue for the nine months ended September 29, 2007 was 6.0% compared to 9.9% for the nine months ended  September 30, 2006. This decrease in operating income was primarily attributable to an increase in general and administrative expenses of $0.8 million as a result of transition-related expenses and an expense of $0.5 million under an existing contract in the quarter ended September 29, 2007. The decrease in operating income was offset in part by the reduction in amortization of intangible assets related to assessments of $0.6 million and an overall reduction in operating expenses.

Liquidity and Capital Resources

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and transfers from our former parent company.

Cash and cash equivalents totaled $15.0 million at September 29, 2007 and $11.7 million at December 31, 2006. These amounts are not comparable as certain cash accounts were swept directly into our former parent’s cash accounts prior to the Acquisition. Our cash flow from operations has historically been sufficient to meet our working capital and capital expenditure requirements.

Following the Acquisition, our primary source of liquidity has been cash flow from operations and borrowings under our senior secured credit facility. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to make scheduled payments of principal, to pay interest or special interest, if any, on or to refinance our indebtedness, or to fund capital expenditures, will depend on our future performance, which, to a certain extent, is subject to factors that are beyond our control. There can be no assurance that we will be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

Net cash used by operating activities was $2.9 million for the nine months ended September 29, 2007 compared to cash provided by operating activities of $2.4 million for the nine months ended September 30, 2006. The increase of $0.5 million in cash used in operations was primarily due to increased volumes on the Medicare related contracts, with higher accounts receivable and directly associated higher accrued costs.

Net cash used in investing activities for the nine months ended September 29, 2007 and 2006 was $637.4 million and $13.2 million, respectively. The primary use of cash for the nine months ended September 29, 2007 was due to the Transaction. The use of cash for all other periods is due primarily to the purchase of property and equipment for contractual and infrastructure requirements, the acquisition of Blueprint Technologies, Inc. in April 2006 for $8.1 million and new business growth.

Net cash provided by financing activities for the nine months ended September 29, 2007 and 2006 was $645.4 million and $15.9 million, respectively. This increase in cash provided by financing activities of $629.5 million is primarily due to the cash proceeds from the issuance of debt and stock related to the Acquisition.

Debt and Other Obligations. Concurrently with the closing of the offering of the 9 5/8% senior subordinated notes due 2015 on February 14, 2007, and as a condition thereof, we entered into our senior secured credit facility. Our senior secured credit facility provides us with up to $50.0 million in available revolving loan borrowings, maturing in 2012, and a $240.0 million term loan, maturing in 2013. We drew $5.0 million under our revolving credit facility to fund a portion of the purchase price for the Acquisition, which was repaid by June 30, 2007. In addition, the Company issued $190.0 million of senior subordinated notes at an interest rate of 9 5/8% maturing on February 15, 2015. The Company is currently compliant with all debt covenants.

Our senior secured credit facility contains a maximum total leverage ratio. Our senior secured credit facility is secured by substantially all of our assets, the assets of the buyer and the assets of our domestic subsidiaries, and by a pledge of all of the capital stock of our domestic subsidiaries, and 66% of the voting capital stock and 100% of the non-voting capital stock of our first tier foreign subsidiaries.

Our senior subordinated notes are guaranteed on a senior subordinated basis by our existing and future domestic subsidiaries that are guarantors under our new senior secured credit facility. The notes and guarantees are unsecured senior subordinated obligations ranking equally with our other senior subordinated debt and will be subordinated to all of our and the subsidiary guarantors’ senior debt, including our new senior secured credit facility.

Capital Expenditures. We spent an aggregate of $8.1 million for capital expenditures during the nine months ended September 29, 2007 primarily related to general infrastructure requirements. We expect to spend an aggregate of approximately $12.5 million for capital expenditures for the year ended December 31, 2007 primarily relating to anticipated contractual and general infrastructure requirements and new business growth.

The following table presents, at September 29, 2007, our obligations and commitments to make future payments under contracts and contingent commitments:

	Payments Due by Period (in millions)

Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior secured credit facility
Revolving credit facility	$—	$—	$—	$—	$—
Term loan facility	238.8	2.4	4.8	4.8	226.8
Capital leases	0.5	0.3	0.2	—	—
Senior subordinated notes	190.0	—	—	—	190.0
International short term loan	0.2	0.2	—	—	—
Interest payments due	233.6	37.1	73.2	72.6	50.7
Total contractual obligations	$663.1	$40.0	$78.2	$77.4	$467.5

Off-Balance Sheet Arrangements

As of September 29, 2007, we had no off-balance sheet arrangements other than regular operating leases. We do not believe that these leases are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on our financial position and results of operations has not been finalized.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires us to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in our balance sheet. The resulting balance sheet adjustment is offset by a corresponding adjustment to comprehensive income, net of deferred tax effects. This change would apply to our financial statement for the year ended December 31, 2007. The effect of adopting SFAS No. 158 on our financial position and results of operations is pending finalization of an initial actuarial valuation. We do not believe it will have a material impact on our financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The effect, if any of adopting SFAS 159 on our financial position or results of operations has not been finalized, but it is not expected to have a material impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under “Part I, Item 12—Quantitative and Qualitative Disclosures About Market Risk,” contained in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 7 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under “Part I. Item 3—Risk Factors” contained in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007

VANGENT, INC.

By:	/s/ CHRISTINE M. BAILEY
Christine M. Bailey
Chief Financial Officer (Principal
Financial Officer & Authorized
Signatory)