Form 10-K
period 2007-12-31
Vangent, Inc.
filed 2008-03-13
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-145355

VANGENT, INC.

Delaware	20-1961427
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4250 North Fairfax Drive

Suite 1200

Arlington, Virginia 22203

(703) 284-5600

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☐   NO    ☑

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES    ☐   NO    ☑

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES    ☑        NO    ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES     ☐   NO    ☑

 There were 100 shares of common stock of Vangent, Inc. issued and outstanding at December 31, 2007.

VANGENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of information management and business process outsourcing services to several U.S. civilian government agencies, including the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”), as well as select U.S. defense and intelligence agencies, international government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years, and, as of December 31, 2007, our total contract backlog was $1.8 billion.

We provide integrated services in three distinct areas:

•                  Consulting (Design)

•                  Systems Integration (Build)

•                  Business Process Outsourcing (Operate)

We believe we are well-positioned to capitalize upon the trend within U.S. government agencies to increasingly utilize contractors to design, build and operate technologically advanced systems that deliver information, services and programs to citizens.

Our Segments

We manage our business through three segments.  Reference is made to information on business segments, major customers, geographic area information appearing in the notes to consolidated financial statements in this annual report on Form 10-K.

Government Group (“GG”)—79% of 2007 revenue.  GG is our largest segment with more than 30 years of experience in providing information management and business process outsourcing to civilian and defense agencies of the federal government. This segment is also responsible for the development, management, analysis and dissemination of healthcare information to the general public and is one of the largest non-government providers of health information in the U.S.  We have designed, implemented, and currently operate the Federal Student Aid (“FSA”) automated information system for the DoED.

International Group (“IG”)—14% of 2007 revenue.  IG serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction as well as the management of data, identity, revenue and human capital.

Commercial Group (“CG”)—7% of 2007 revenue.  CG designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. For example, we provide solutions that automate pre-employment screening, which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly work force.

Services Offered

We provide high value, end-to-end solutions for our customers. We offer integrated consulting, systems integration and business process outsourcing services to support the design, build and operation of mission-critical systems and processes for our customers and their programs. Our solutions are based on an in-depth understanding of each customer’s unique challenges, objectives and budgetary constraints.

Consulting (Design)

We design systems to modernize business processes, reduce costs, enhance organizational effectiveness, increase operational efficiencies and improve customer alignment and work flow. We apply expertise and methodologies in business process re-engineering, performance consulting, information technology and organizational change management. Our ultimate goal is to help customers better manage change and enhance their delivery of superior, high-value products and services. Our consulting solutions portfolio includes the following offerings:

•                  System architecture and requirements analysis

•                  Enterprise modernization

•                  Education and training

•                  Organizational development and testing

Systems Integration (Build)

We build large-scale, complex and mission-critical systems for our customers utilizing industry-wide best practices, including processes that are predictable, repeatable and reliable. Our goal is to add functionality and information management to business processes, users and other information systems in order to support our customers’ missions. We provide the following build services:

•                  Service oriented architecture implementation

•                  Application development

•                  Testing and integration.

Business Process Outsourcing (Operate)

We also operate entire business processes for our customers. We combine our people, processes and technologies to manage transaction intensive activities. We offer the following services:

•                  Multi-channel customer interaction management

•                  Case management

•                  Eligibility determination

•                  Electronic filing

•                  Data warehouse management

•                  Program management and forecasting

Our Customers

U.S. government departments and agencies represent our largest customer group. We provide services and solutions, typically as a prime contractor, to 44 government customers with an average relationship length of five years. For 2007, our two largest customers were the Department of Health and Human Services and the Department of Education, representing 45% and 17% of revenue, respectively.  We have more than 30 years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government. We believe our long-standing relationships are due in large part to our technical expertise and proven performance on customer contracts, particularly providing support for our customers’ mission-essential programs. Additionally, our services build and leverage agency program knowledge to increase efficiencies, which we believe helps us to establish an embedded presence and infrastructure with our customers.

We have expanded our customer base internationally to include local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America, and provide consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as management of data, identity, revenue and human capital. Additionally, through our Commercial Group, we have provided private sector entities, including many Fortune 500 companies, with workforce solutions that automate and improve the recruitment, assessment, selection and development of their employees.

A list of our most significant customers follows:

•	U.S. Department of Health and Human Services		•	U.S. Department of Labor
	•	Centers for Medicare and Medicaid Services	•	U.S. Higher Education Institutions
	•	Centers for Disease Control and Prevention	•	U.S. Office of Personnel Management
	•	Food and Drug Administration	•	U.S. Department of Commerce
•	U.S. Department of Education		•	U.S. Census Bureau
	•	Office of Federal Student Aid	•	Servicio de Administración Tributaria
•	U.S. Department of Defense		•	Canada Post
	•	U.S. Air Force	•	London Borough of Southwark
	•	U.S. Army	•	National Aeronautics and Space Administration
	•	U.S. Navy	•	Intelligence Agencies
	•	Defense Information Systems Agency

Our Contracts

We provide services under three distinct forms of compensation arrangements: fixed-price, time and materials, and cost-plus, as follows:

•                  Cost-plus (cost reimbursable).  We are reimbursed for costs that are determined to be reasonable, allowable and can be allocated to the contract, and are paid a fee representing the profit margin negotiated at contract award, which may be a fixed amount and/or performance based. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. Revenue under cost-type contracts is recognized as costs are incurred with applicable profits included in earnings based on negotiated profit rates. Incentive fees or penalties are recognized when accepted by the customers and the related contract modifications are received.

•                  Fixed-Price.  We perform specific tasks identified in the contract statement of work for a fixed price. Compared to time and materials and cost reimbursable contracts, fixed-price contracts generally offer a higher profit margin opportunity, but involve higher risk because we bear the risk of cost increases in return for the benefit of keeping any cost savings. Fixed-price contracts may include either a product delivery or a specific service at fixed rates over a defined period of performance. Revenue on fixed-price contracts for services is recorded as the services are delivered over the period.

•                  Time and Materials.  We are paid for labor at fixed hourly rates and paid for costs related to allowable materials, travel and other direct charges, which are billed separately at cost. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

A summary of revenue by contracts by type follows:

	Years Ended December 31,
	2006	2007

Cost-plus	39%	44%
Fixed-price	55%	50%
Time and materials	6%	6%
	100%	100%

Most of our revenue is derived from contracts which have duration of four to six years, including option years. However, several contracts have a longer duration.

As part of the contract bidding process, we may enter into agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer’s requirements. Subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we often enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. We use subcontractors primarily for non-core functions, such as to provide supplemental customer service representatives and to provide specialists with domain expertise. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. We are the prime contractor on most of our contracts. Revenue from contracts in which we were the prime contractor represented 87% and 90% of revenue in 2006 and 2007, respectively.

Our contracts are typically awarded for an estimated dollar value based on the cost proposal for the statement of work to be performed under the contract over its maximum life. In addition, we have periodically received additional revenue through increases in program scope beyond that of the original contract. The government is not obligated to exercise options under a contract after the base period. Toward the end of a contract, the customer may recompete the existing contract if services are still required.

Many government contracts are indefinite delivery, indefinite quantity (“IDIQ”) contracts or government-wide acquisition contracts (“GWACs”), which are often awarded to multiple contractors. IDIQ contracts and GWACs do not represent a firm order for services. We have several GWACs issued by the General Services Administration and other government agencies. When a customer wishes to order services under an IDIQ contract or GWAC, it issues a request for proposals. Proposals are submitted by multiple contract awardees and task orders are typically awarded based on a best-value or lowest cost approach.

Backlog

We track total contract backlog, firm contract backlog, and funded backlog to assess our current business development effectiveness and to assist us in forecasting financial performance and future business needs. We define total contract backlog as the amount of revenue we expect to realize over the entire term of the contract including the base period and all option years. We do not include contract ceiling values under GWAC or IDIQ contracts in backlog. We define firm backlog as the value of the base period plus all currently exercised options.  We define funded backlog as the portion for which funding has been authorized under U.S. government contracts.

A summary of total, firm, and funded contract backlog by business segment follows (in millions):

	December 31, 2006		December 31, 2007
	Total Contract Backlog	Firm Contract Backlog	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog
Government Group	$1,084.4	$206.7	$1,422.7	$180.7	$135.9
International Group	329.7	229.4	335.4	215.9	215.9
Commercial Group	18.7	18.7	11.8	11.8	11.8

	$1,432.8	$454.8	$1,769.9	$408.4	$363.6

Regulatory Matters

Federal government contracts are subject to a number of federal statutes and regulations, including the Federal Acquisition Regulation (“FAR”) and agency supplements to the FAR. The FAR contains several regulations that affect us significantly.

The Anti-Deficiency Act prohibits federal government employees from committing government funds by contract or otherwise, in excess or in advance of appropriations, unless authorized by a specific statute. Thus, work on our contracts may be limited by the availability of funds. Because Congress usually appropriates funds on a fiscal year basis, many of our contracts are incrementally funded by the agency as Congress makes appropriations for future fiscal years. In addition, the federal government uses FAR clauses, such as the Limitation of Cost and Limitation of Funds clauses, to limit its liability arising from its employees involving the federal government in expenditures or liabilities beyond those authorized by contract. In many cases, contracts are awarded for only one year, with a number of successive option years.

Disappointed bidders and firms excluded from competition for federal government contracts and task orders can avail themselves of FAR and General Accountability Office bid protest remedies by submitting an objection to the contracting officer or General Accountability Office within specified time limits. The U.S. Court of Federal Claims also has bid protest jurisdiction. Contract performance can be suspended while a protest is pending and the contract can be terminated if found to have been improperly awarded.

Larger contracts may also be subject to the Truth in Negotiations Act and Cost Accounting Standards. The Truth in Negotiations Act requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract, modification or task order over a $650,000 threshold and in certain other circumstances. Cost Accounting Standards require consistency of accounting practices over time and compliance with specific cost accounting criteria. FAR sets forth the rules regarding the allowability and allocability of costs incurred in connection with cost-reimbursable federal government contracts.

The FAR Changes Clause permits a contracting officer to make unilateral changes within the general scope of a contract at any time, by written order, in a number of contract areas. If a change under this clause causes an increase or decrease in the estimated cost of, or the time required for, performance of any part of the work under a changed contract, or otherwise affects any other terms and conditions of this contract, the contracting officer must make an equitable adjustment in the contract price or estimated cost, the delivery or completion schedule, the amount of any fixed fee and other affected terms of the contract. In the event that the contractor and the government fail to agree upon such an adjustment, the contractor is obligated to perform the contract as changed pending resolution of the dispute.

The federal government tries to avoid awarding contracts to companies that may have an organizational conflict of interest (“OCI”). FAR describes the situations that may result in an OCI and provides guidance to contracting officers in order to avoid or mitigate an actual or potential OCI. An OCI involves a situation that arises or might arise because the nature of the work to be performed by a contractor may, absent some restriction on future activities, result in an unfair competitive advantage to the contractor, impair the contractor’s objectivity in performing the contract work or make the contractor potentially unable to render impartial assistance or advice to the federal government. The contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. These types of restrictions may restrict our ability to obtain additional work related to certain tasks that we currently perform or performed in the past.

To the extent that we fail to comply with procurement requirements, the federal government may demand an adjustment in contract prices or costs. In addition, changes in cost accounting practices are subject to a required procedure for determining the cost impact of the change. The federal government is generally protected from paying increased costs resulting from a contractor’s accounting changes.

Our books and records are subject to audit by audit agencies. An adverse finding under an audit could result in the disallowance of costs under a U.S. government contract, termination of federal government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the federal government. See “Risk Factors—Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.” In the event that an audit results in disallowance of costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs.

Sales and Marketing

Sales. Our sales department is centralized at the corporate level for the Government Group. The Government Group sales organization reports to the Senior Vice President of Business Development, whose responsibilities include participating in strategy development, setting sales targets, developing priorities for account penetration, and managing the Government Group sales force.  The sales organizations for the Commercial Group and the International Group report to the respective Senior Vice President and General Manager for those groups.

Marketing. Our marketing efforts are centralized at the corporate level and the Senior Vice President of Business Development coordinates marketing on a company-wide basis. Our business development department is responsible for coordinating collaboration among our segments, focusing resources on contract opportunities and identifying and developing the strategy for future markets and investment. In addition, our business development department is responsible for proposal management and development, market research and sales infrastructure management.

Competition

We compete against divisions of large defense, information technology services and outsourcing prime contractors, as well as a number of smaller federal contractors with specialized capabilities. We believe that the major competitive factors that affect our ability to compete are:

•                  technical expertise and range of service capabilities;

•                  knowledge of the customer, their needs, objectives and budget constraints;

•                  industry reputation and results of performance on past engagements;

•                  key management and personnel; and

•                  value and ability to deliver predictable, cost effective solutions to the customer.

We believe we significantly differentiate ourselves from our competitors through our ability to provide end-to-end solutions to our customers through a broad range of capabilities. Most of our competitors do not have an integrated service offering. As a result, we compete with certain competitors that individually or in combination provide consulting, systems integration and business processing outsourcing at various stages of the design, build and operate continuum. Certain of our competitors are attempting to expand their offerings to become full service providers. To the extent that our competitors are able to successfully broaden their service capabilities, we expect that competition will increase.

Employees

We had 6,101 employees at December 31, 2007, compared with 5,493 at December 31, 2006. Over 80% of our employees are located in the United States with the remainder in five other countries. 132 of our employees are represented by three labor unions located principally in the United Kingdom and Mexico. Employees located in Mexico are covered by a collective bargaining agreement that expires May 2008.  We consider our employee relations to be satisfactory.

Intellectual Property

We believe our intellectual property, especially our proprietary methodologies, is of economic importance to our business. In addition, we rely on trademarks, patents and copyrights related to our business. We believe we have taken reasonable measures consistent with industry practice to protect the secrecy, confidentiality and value of all of our intellectual property.

Forward-Looking Statements

This annual report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events.  Forward-looking statements involve risks and uncertainties.  Without limiting the foregoing, the words “believes,” “thinks, “anticipates,” “plans,” “expects,” “could,” “estimates,” “intends,” “may,” and similar expressions, or the negative thereof, are intended to identify forward-looking statements.  The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; pursuit of new business in the U.S. and abroad; activities of competitors; bid protests; changes in operating expenses; our substantial debt; changes in availability of capital; and general economic and business conditions.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate.  The Company assumes no obligation to update the forward-looking statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the following factors.  Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business

We rely on sales to federal government entities. A loss or reduction of contracts with the federal government, a failure to obtain new contracts or a reduction of sales under such contracts could have a material adverse effect on our business.

We derive a significant portion of our revenue from contracts and subcontracts with U.S. government departments and its agencies, including HHS, DoED, DoL and the Department of Commerce. The loss or significant curtailment of any of our significant government contracts, or our failure to renew or enter into new contracts, could have a material adverse effect on our business, financial condition and results of operations. Continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting business are:

•                  a significant decline in, or reapportioning of, spending by the federal government in general, and HHS and DoED in particular;

•                  changes, delays or cancellations of federal government programs or requirements;

•                  the adoption of new laws or regulations that affect companies that provide services to the federal government;

•                  federal government shutdowns or other delays in the government appropriations process;

•                  curtailment of the federal government’s use of third party service firms;

•                  changes in the political climate, which may include the funding of operations or the services we provide; and

•                  general economic conditions.

These or other factors could cause federal government agencies to reduce their purchases under contracts, to exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders or decline to exercise options to renew contracts.

If our contracts with Centers for Medicare and Medicaid Services (“CMS”) or Federal Student Aid (“FSA”) were terminated or reduced in value, our business would be adversely affected.

We are dependent on two contracts for a substantial portion of our revenue. One contract with Health and Human Services and one contract with the Department of Education accounted a significant portion of our revenue.  The loss of either of these contracts, or a significant reduction in the value of either of these contracts, would significantly and adversely affect our results of operations.

Our federal government contracts may be terminated by the federal government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of revenue and reduction in total contract backlog.

Under the term of our contracts, the federal government may unilaterally:

•                  terminate or modify existing contracts;

•                  reduce the value of existing contracts through partial termination;

•                  delay the payment of our invoices by government payment offices;

•                  decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery, indefinite quantity (“IDIQ”) contracts;

•                  audit our contract-related costs and fees; and

•                  suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

The federal government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and task orders. If the federal government terminates and/or materially modifies any of our contracts or if any applicable option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and could adversely affect our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

Our federal government contracts are subject to competitive bidding, both upon initial issuance and recompetition. If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our federal government contracts are awarded through a competitive bidding process, including upon renewal (but not typically upon the exercise of optional periods), and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process.

The competitive bidding process presents a number of risks, including the following:

•                  we must expend substantial funds and time to prepare bids and proposals for contracts;

•                  we may be unable to estimate accurately the resources and cost that will be required to perform any contract we win, which could result in substantial cost overruns; and

•                  we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids with modified specifications, or in termination, reduction or modification of the awarded contract.

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, such failure could have a material adverse effect on our business, financial condition and results of operations.

Competition in our industry could limit our ability to attract and retain customers, which could have a material adverse effect on our business.

Given the broad range of services we provide to our customers, we compete with various entities across geographic and business lines. Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for certain contract opportunities. For example, we are at a disadvantage when bidding for contracts put up for re-competition for which we are not the incumbent provider, because incumbent providers frequently are able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service. In addition, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions at lower cost than we can. We expect that the number of such competitors will grow. In addition, we expect increasing participation in the federal government services market by traditional consulting and outsourcing providers that seek to increase their service offerings and/or customer base.

We may never receive any revenue under our IDIQ contracts or our GWACs.

Many of our federal government contracts are multiple award IDIQ contracts, such as our IDIQ contract with CMS. Award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the federal government is not obligated to order a minimum of services or supplies from a contractor beyond a token amount, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the federal government customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best value approach. Many IDIQ contracts also permit the government customer to direct work to a specific contractor. Additionally, GWACs, like IDIQ contracts, do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. Our federal government customers may not award us task orders under our IDIQ contracts or GWACs, which could have a material adverse effect on our business, financial condition and results of operations. We do not include any value for IDIQ contracts or GWACs in our total contract backlog.

Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.

As a federal government contractor, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our federal government customers, and in some instances, impose added costs on our business. Federal government agencies routinely audit and investigate government contractors. These agencies review each contractor’s contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. At any given time, many of our contracts are under review by one or more government agencies. We cannot predict the outcome of such ongoing audits at this time.

In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

As a federal government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject, the results of which could have a material adverse effect on our operations. For example, the federal government, through the Department of Justice and the Inspector General of the Department of Homeland Security, is investigating to determine whether there was a violation of the Civil False Claims Act or other federal laws in connection with a contract awarded by the Transportation Security Administration to NCS Pearson in 2002. In the event it is determined that we violated the Civil False Claims Act or other federal laws in connection with the performance of this contract, we may face administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us. If we were suspended or prohibited from contracting with the federal government generally, or any significant federal government agency, if our reputation or relationship with federal government agencies were impaired or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our financial condition, operating results and cash flows could be materially adversely affected.

Pearson and the other seller entities under the stock purchase agreement have agreed to indemnify us, Vangent Holding Corp., or the buyer and its other affiliates without regard to any time limitation for any loss incurred by us, the buyer and its other affiliates in connection with the investigation by the federal government to determine whether there was a violation of federal law in connection with the Transportation Security Administration contract, except that the first $20.0 million in losses resulting from such investigation are shared equally. However, Pearson and the other seller entities may not perform under this indemnity obligation and we may incur substantial costs as a result of such investigation.

The Office of Management and Budget could reduce or delay federal information technology spending and cause us to lose revenue.

The Office of Management and Budget (“OMB”) supervises spending by federal agencies and enforces the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments. The factors considered by the OMB include whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether interoperability with existing systems and the capacity for these systems to share data across government agencies have been considered and whether existing commercial off-the-shelf products are being utilized to the extent possible. If our government customers do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

Our cost of performing under time and materials and fixed-price contracts may exceed our revenue.

Our services have three distinct pricing structures: cost-plus, fixed-price and time and materials.  With cost-plus contracts, so long as actual costs incurred are within the contract ceiling and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated profit amount. We assume financial risk on time-and-materials and fixed-price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. We also assume the risk of damage or loss to federal government property and we are responsible for third party claims under fixed-price contracts.

We have a limited operating history as an independent company and we may encounter difficulties in making the changes necessary to operate as such.

We operated as a division of Pearson prior to the acquisition. Therefore, we have a limited operating history as an independent company. Our business strategy as an independent entity may not be successful. In addition, the historical combined financial information for the predecessor entity included in this annual report on Form 10-K may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate independent entity pursuing our own strategies during the periods presented. As a result, our business, financial condition and results of operations may differ materially from expectations based on the historical and pro forma financial information for the predecessor entity contained in this annual report on Form 10-K.

We earn revenue from foreign customers, which presents additional risks.

Revenue from foreign customers is expected to increase in future years. Our activities outside of the United States may be affected by regulatory requirements affecting trade, social, political or economic conditions in a specific country or region, the relative value of the U.S. dollar to other currencies, and difficulties in staffing and managing foreign operations. These factors may reduce our revenue and operating margin.

We depend on the services of key executives and skilled personnel, the loss of who could materially harm our business.

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, and identifying expansion opportunities. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We do not maintain key-man life insurance on any of our senior executives.

We must also compete to attract the skilled and experienced personnel integral to our continued operation. We hire from a limited pool of potential employees with specialized technical skill sets as pre-requisites for many positions. Our failure to compete effectively for employees or excessive attrition among our skilled personnel could reduce our ability to satisfy our customers’ needs, and increase the costs and time required to perform our contractual obligations. This could adversely impact our revenue and materially adversely affect our business, financial condition and results of operations.

We may make acquisitions, which present additional risks.

Part of our growth strategy may include pursuing acquisitions. We may not be able to consummate acquisitions in the future on terms acceptable to us, if at all. In addition, the integration of any future acquisitions may not be successful and the anticipated strategic benefits of any future acquisitions may not be realized. Future acquisitions may involve a number of special risks, including, but not limited to:

•             adverse short-term effects on our reported operating results;

•             diversion of management’s attention;

•             difficulties assimilating and integrating the operations of the acquired company with our own; and

•             liabilities or contingencies relating to the acquired company.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. If one or more of our subcontractors fails to perform satisfactorily the agreed upon services on a timely basis, or violates federal government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for a federal government agency’s costs of re-procurement, damage our reputation and could hurt our ability to compete for future federal government contracts.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. Our business, financial condition and results of operations could be harmed if other contractors eliminate or reduce their subcontract relationships with us or if the federal government terminates or reduces other prime contractors’ programs or does not award them new contracts.

If we experience systems or services failures, our reputation could be harmed and our customers could assert claims against us for damages or refunds.

We create, implement and maintain information technology and outsourcing services that are often critical to our customers’ operations, some of which involve classified or other sensitive information. We have experienced and may in the future experience some systems or services failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, or products have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•             lose revenue due to adverse customer reactions;

•             be required to provide additional services to customers at no charge;

•             receive negative publicity, which could damage our reputation and harm our ability to attract or retain customers; or

•             suffer claims for substantial damages.

The successful assertion of any large claims against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain federal governmental procurements.

As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority owned small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

Our employees may violate company policies and procedures by engaging in misconduct or other improper activities, which could harm our business.

A significant number of our employees are involved in federal government contracting and billing processes, which require compliance with a number of procurement laws and regulations. In addition, in the course of our business, our employees routinely obtain access to sensitive or classified government information and personal information that is subject to privacy laws. We are exposed to the risk of employee misconduct that could include intentional or unintentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time or expense records. Employee misconduct could also involve the improper use of our customers’ or their constituents’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. While we have policies and processes in place, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling risks or losses, which could materially harm our business.

The failure to enforce and maintain our intellectual property rights could adversely affect our business.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. However, our methods of protecting this information may not be adequate, and we might not be able to take appropriate and timely steps to enforce our intellectual property rights.

The requirements of complying with the Exchange Act and the Sarbanes Oxley Act may strain our resources and occupy the time and energies of management.

We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes Oxley Act of 2002, including Section 404. These requirements may place a strain on our systems and resources. The Sarbanes Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements. We might not be able to complete the documentation and management assessment required by Section 404 of the Sarbanes Oxley Act. In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations.

Additional Risks Relating to Debt

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our debt service obligations.

As of December 31, 2007, we had $428.2 million of long-term debt outstanding, and we would have been able to borrow an additional $50.0 million under our revolving credit facility.  Our substantial debt could have important consequences.  For example, it could:

•             make it more difficult for us to satisfy our obligations with respect to the senior subordinated notes;

•             increase our vulnerability to general adverse economic or industry conditions;

•             require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•             limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•             place us at a competitive disadvantage compared to our competitors that may have less debt; and

•             limit our ability to borrow additional funds.

Our long term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.  In addition, the unhedged portion of the senior secured credit facility bears interest at variable rates. If market interest rates increase, we will have higher interest expense.

Despite current debt levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional debt in the future. The terms of the indenture governing the senior subordinated notes and the senior secured credit facility allow us to incur substantial amounts of additional debt, subject to certain limitations. The senior secured credit facility permits revolving credit borrowings of up to $50.0 million, and these borrowings would be senior to the senior subordinated notes. If new debt is added to our current debt levels, the related risks that we now face would intensify.

The right to receive debt service payments on the senior subordinated notes is junior to our existing and future senior debt, including borrowings under the senior secured credit facility. Further, the guarantees of the senior subordinated notes are junior to all of the guarantors’ existing and future senior debt.

The senior subordinated notes rank behind all of our and the guarantors’ existing and future senior debt. As a result of the subordination, upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding, holders of senior secured debt will be entitled to be paid in full before any payment will be made on the senior subordinated notes.  In the event of a bankruptcy, liquidation or reorganization, holders of the senior subordinated notes will participate with all other holders of subordinated debt in the assets remaining after all of our senior secured debt has been paid.

To service our debt and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make debt service payments on and to refinance our debt, and to fund working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to make payments on our debt, or to fund other liquidity needs. We may need to refinance all or a portion of our debt, on or before the maturity thereof.  We may not be able to refinance any of our debt, including the senior secured credit facility and the senior subordinated notes, on commercially reasonable terms or at all.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing outstanding debt. If such a default were to occur, the lenders under the senior secured credit facility could elect to declare all amounts outstanding under the facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, the senior subordinated notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the debt obligations to the debt holders, including holders of the senior subordinated notes.

The right to receive payments on the senior subordinated notes is effectively subordinated to the rights of the issuer and the guarantors’ existing and future secured creditors.

Holders of the senior secured debt will have claims that are prior to claims of the holders of the senior subordinated notes to the extent of the value of the assets securing the debt.  The issuer and the guarantors are parties to the senior secured credit facility, which is secured by liens on substantially all of our assets and the assets of the guarantors and a pledge of all of our capital stock and all of the capital stock of our domestic subsidiaries. The senior subordinated notes are effectively subordinated to all of our secured debt. In the event of any distribution or payment of our assets or any pledged capital stock in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured debt will have prior claims to those of our assets and any pledged capital stock that constitute their collateral. Holders of the senior subordinated notes will participate ratably with all holders of our unsecured debt that is deemed to be of the same class as the senior subordinated notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, there may not be sufficient assets to pay amounts due on the senior subordinated notes. As a result, holders of the senior subordinated notes may receive less, ratably, than holders of secured debt.

If we default on our obligations to pay our other debt, we may not be able to make payments on the senior subordinated notes.

Any default under the agreements governing our debt, including a default under the senior secured credit facility that is not waived by the holders, and the remedies sought by the holders of such debt, could make us unable to pay principal, premium, if any, and interest on the senior subordinated notes and substantially decrease the market value of the senior subordinated notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including our senior secured credit facility), we could be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed there under to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our senior secured credit facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our senior secured credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our senior secured credit facility, could proceed against the collateral securing the debt. Because the indenture governing the senior subordinated notes and our senior secured credit facility has customary cross default provisions, if the debt under the senior subordinated notes or under our senior secured credit facility or any of our other debt is accelerated, we may be unable to repay or finance the amounts due.

Our substantial debt and the restrictive covenants governing the debt impose significant operating and financial restrictions which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture governing the senior subordinated notes and the senior secured credit facility agreement contain customary restrictions on our activities, including covenants that restrict us and our restricted subsidiaries from:

•             incurring additional debt and issuing preferred stock;

•             creating liens on our assets;

•             making certain investments or other restricted payments;

•             consolidating or merging with, or acquiring, another business;

•             selling or otherwise disposing of our assets;

•             paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt; and

•             entering into transactions with our affiliates.

Our senior secured credit facility also requires us to meet certain financial ratios. We may not be able to maintain these ratios and if we fail to be in compliance with these tests, we will not be able to borrow the full amount available under senior secured revolving credit facility.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the senior subordinated notes.

Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase the outstanding senior subordinated notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the senior subordinated notes or that restrictions in our senior secured credit facility will not allow such repurchases. Our failure to purchase the tendered senior subordinated notes would constitute an event of default under the indenture governing the senior subordinated notes which, in turn, would constitute a default under our senior secured credit facility. In addition, the occurrence of a change of control would also constitute an event of default under our senior secured credit facility. A default under our senior secured credit facility would result in a default under the Indenture if the lenders accelerate the debt under our senior secured credit facility.

Moreover, the senior secured credit facility restricts, and any future debt we incur may restrict, our ability to repurchase the senior subordinated notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase the senior subordinated notes unless we first repay all debt outstanding under our senior secured credit facility and any of our other debt that contains similar provisions, or obtain a waiver from the holders of such debt to permit us to repurchase the senior subordinated notes. We may be unable to repay all of that debt or obtain a waiver of that type. Any requirement to offer to repurchase the outstanding senior subordinated notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Federal and state statutes allow courts, under certain specific circumstances, to void guarantees and/or require note holders to return payments received from guarantors.

Under current federal bankruptcy law and comparable provisions of state fraudulent transfer or fraudulent conveyance laws, a guarantee may be voided or cancelled, or claims in respect of a guarantee may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:

•             issued the guarantee with the intent to delay, hinder or defraud present or future creditors; or

•             received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and either

•             was insolvent or rendered insolvent by reason of such incurrence; or

•             was engaged, or about to engage, in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•             intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature (as all of the foregoing terms are defined in or interpreted under the fraudulent transfer or conveyance statutes); or

•             was a defendant in an action for money damages, or had a judgment for money damages docketed against it (if, in either case, after final judgment the judgment is unsatisfied).

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

A court likely would find that a guarantor did not receive reasonably equivalent value or fair consideration in exchange for its guarantee if the value received by the guarantor were found to be disproportionately small when compared with its obligations under the guarantee or, put differently, it did not benefit, directly or indirectly, from the issuance of the senior subordinated notes. The measures of insolvency for purposes of fraudulent transfer or conveyance laws will vary depending upon the particular law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred. Generally, however, a guarantor would be considered insolvent if:

•             the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•             if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•             it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of the senior subordinated notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The senior subordinated notes are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The senior subordinated notes are not guaranteed by any of our current or future foreign subsidiaries. As a result of this structure, the senior subordinated notes are structurally subordinated to all debt and other obligations, including trade payables, of our non-guarantor subsidiaries. The effect of this subordination is that, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding involving a non-guarantor subsidiary, the assets of that subsidiary cannot be used until all other claims against that subsidiary, including trade payables, have been fully paid. As of December 31, 2007, the total assets of our non-guarantor subsidiaries amounted to $67.1 million, representing 10% of total assets.

Our controlling equity holder may take actions that conflict with interests of debt holders.

90% of the voting power of our equity is held by The Veritas Capital Fund III, L.P (“Veritas Capital”).  As controlling equity holder, Veritas Capital controls the power to elect directors and officers, to appoint new management and to approve actions requiring the approval of holders of our equity, including adopting amendments to constituent documents and approving mergers, acquisitions or sales of all or substantially all of our assets. The controlling equity holder has the authority, subject to the terms of our debt agreements, to issue additional debt or equity, declare dividends and make other decisions about our equity.

In addition, the interests of the controlling equity holder could conflict with interests of debt holders.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the controlling equity holder might conflict with interests of debt holders.  Our controlling equity holders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that could enhance the equity investment, even though such transactions might involve risks to the debt holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters is located in Arlington, Virginia, where we lease 125,839 square feet of space. In addition, we lease 35 commercial facilities in 12 states and one in the District of Columbia and 5 foreign countries used in connection with the various services rendered to our customers. Upon expiration of our leases, we do not anticipate difficulty in obtaining renewals or alternative space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business. We do not own any real property.  A summary of leased facilities follows:

Size
United States	(square feet)
Arlington, Virginia	125,839
Atlanta, Georgia	5,026
Baltimore, Maryland	8,475
Bloomington, Minnesota	1,266
Cedar Rapids, Iowa	18,800
Chicago, Illinois	49,799
Corbin, Kentucky	55,030
Corvalville, Iowa	103,947
Emeryville, California	2,247
Falls Church, Virginia	4,212
Herndon, Virginia	8,840
Lawrence, Kansas	195,000
O’Fallon, Illinois	3,433
Orlando, Florida	5,340
Pawcatuck, Connecticut	4,927
Phoenix, Arizona	212,263
Richmond, Virginia	123,200
Vienna, Virginia	5,622
Washington, D.C.	3,310

Foreign Locations
Buenos Aires, Argentina	37,674
Caracas, Venezuela	7,120
Edmonton, Canada	3,000
London, United Kingdom	21,828
Mexico City, Mexico	16,609
Mississauga, Canada	3,000
Montreal, Canada	19,790
Ottawa, Canada	11,896
Rotherham, United Kingdom	3,000

ITEM 3. LEGAL PROCEEDINGS

In July 2007, we received a notice from the University of California that it deemed us to be in breach of one of our contracts and directing us to stop work on that contract.  We have entered into discussions with the University of California to negotiate a settlement of this dispute and a mediation hearing has been scheduled. We believe that we have meritorious defenses to any claim that the University of California might bring relating to this contract.  During January 2008, we received a letter from our insurance carrier denying our initial request for coverage arising out of the University of California’s claim. We have disputed our carrier’s denial of coverage and are in the process of providing additional information to our carrier in support of our coverage request.  Accordingly, based on all of the foregoing, at the present time, we are unable to predict our liability, if any, to the University of California or the amount of insurance coverage that we might receive.  Our professional liability insurance policy provides for a $0.5 million retention.

Our contracts with the federal government are subject to various legal and regulatory requirements and, from time to time, agencies of the federal government may investigate the conduct of our operations in accordance with these requirements. The United States government, through the Department of Justice and the Inspector General of the Department of Homeland Security, is investigating to determine whether we and NCS Pearson violated the Civil False

Claims Act and other federal laws in connection with a contract awarded by the Transportation Security Administration to us in 2002. In the event we are determined to have violated the Civil False Claims Act or other federal laws in connection with the performance of this contract, we may face administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us. Pearson and the other sellers under the stock purchase agreement have agreed to indemnify us, the buyer and its other affiliates without regard to any time limitation for any losses incurred by us, our parent and its other affiliates in connection with such investigation, except that the first $20.0 million in losses resulting from such investigation which will be shared equally.

We are also involved in various claims and lawsuits from time to time, including employment and third party liability claims and litigation. We do not believe that the ultimate resolution of any of these other actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. All of our outstanding shares of common stock are held by our parent. We have not declared a dividend on our common stock. We are generally restricted from paying dividends under the senior secured credit facility covenants and the indenture for the senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the Successor Entity for the period February 15 to December 31, 2007, have been derived from Vangent’s consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Financial data for the Predecessor Entity for the years ended December 31, 2003, 2004, 2005 and 2006 and for the period January 1 to February 14, 2007, have been derived from carve-out financial statements that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The carve-out financial statements were derived from the historical accounting records of Pearson Government Solutions Business. Prior to the acquisition of the Company by Veritas Capital and its affiliates (“Acquisition”), there was no direct ownership relationship among the operations comprising the business.  Accordingly, owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity.

Selected financial data follows (dollars in thousands):

	Predecessor Entity					Successor Entity (1)
	Years Ended December 31,				Period January 1 to February 14,	Period February 15 to December 31,
	2003	2004	2005	2006	2007	2007
Statements of Operations Data
Revenue	$ 323,361	$ 397,469	$ 524,367	$ 520,932	$ 58,833	$ 451,220
Cost of revenue	247,688	292,112	432,399	409,797	48,187	376,374
Gross profit	75,673	105,357	91,968	111,135	10,646	74,846
General and administrative expenses	35,070	38,648	32,703	45,677	9,383	42,927
Selling and marketing expenses	17,414	19,686	17,851	19,020	1,940	14,029
Operating income (loss)	23,189	47,023	41,414	46,438	(677)	17,890
Interest expense	343	434	910	892	34	34,467
Interest income	(28)	(151)	(397)	(259)	(44)	(1,025)
Income (loss) before income taxes	22,874	46,740	40,901	45,805	(667)	(15,552)
Provision (benefit) for income taxes	8,958	18,539	15,555	17,190	(292)	6,497
Net income (loss)	$ 13,916	$ 28,201	$ 25,346	$ 28,615	$ (375)	$ (22,049)

Balance Sheet Data
Cash and cash equivalents	$ 5,603	$ 27,225	$ 6,338	$ 11,713	$ 2,195	$ 26,093
Working capital	172,649	44,571	21,663	60,024	72,061	69,439
Total assets	691,975	573,987	608,779	596,776	605,087	694,068
Long-term debt	-	-	-	-	-	428,200
Owner’s/stockholder’s equity	541,845	506,021	491,283	529,084	541,853	180,289

Statements of Cash Flow Data
Cash flows provided by (used in):
Operating activities	(68,174)	189,133	43,606	14,378	(18,896)	30,847
Investing activities	(6,262)	(9,371)	(22,920)	(15,885)	(3,727)	(622,612)
Financing activities	73,712	(158,122)	(41,650)	9,110	13,271	617,803

Other Financial Data
Depreciation and amortization	11,333	10,034	13,410	14,557	2,369	29,525
Capital expenditures	6,262	8,746	22,920	7,793	3,727	7,406

(1)  As a result of the purchase method of accounting and the valuation of assets and liabilities at fair value in connection with the Acquisition, the results of operations for Vangent, the Successor Entity, are not comparable with the Predecessor Entity. The new basis of accounting and the related financing had a significant effect on results of operations for the period February 15 to December 31, 2007, and reflects:

•             Amortization of intangible assets of $18.4 million included in cost of revenue.

•             Interest expense of $34.5 million on long-term debt.

•             Tax valuation allowance of $12.4 million included in the provision for income tax resulting from the assessment that deferred tax assets are not more likely than not to be realized.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of information management and business process outsourcing services to several U.S. civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of four to six years, including option years. As of December 31, 2007, our total contract backlog was $1.8 billion.

We manage our business through three segments: the Government Group (“GG”), International Group (“IG”) and Commercial Group (“CG”).

Our Government Group is our largest segment and has over 30 years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28 year history with the Department of Education (“DoED”), over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services (“CMS”). GG is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. GG represented 79% of total revenue for 2007.

Our International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. IG represented 14% of total revenue for 2007.

Our Commercial Group serves the private sector and designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. We provide solutions that automate pre-employment screening that improve the quality and retention of new employees and reduce the cost and time associated with hiring an hourly workforce. CG represented 7% of total revenue for 2007.

The Acquisition

On February 14, 2007, Vangent Holding Corp. (the “buyer”) consummated the Acquisition of all of the equity interests of (i) Pearson Government Solutions, Inc., an indirect 100%-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. engaged in the consulting, systems integration and business process outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities which is referred to from this point forward as the Acquisition. Upon completion of the Acquisition, all domestic and international affiliates of Pearson Government Solutions, Inc. engaged in such business became our direct or indirect subsidiaries. In this section, Pearson and the other seller entities are referred to as the “sellers” or Predecessor Entity.

Closing Price and Purchase Adjustments.  The purchase price for the Acquisition was as follows: (i) $560.0 million in cash; (ii) $35.0 million in Series A preferred stock of the buyer; (iii) $5.0 million in Series B preferred stock of the buyer and (iv) 10% of the Class A membership interests of Vangent Holding LLC (the “buyer parent”). The cash portion of the purchase price was increased post-closing by $50,000, based upon an increase in the net assets of the business at closing, as compared with net assets as of September 30, 2006.

General.  The stock purchase agreement contains customary representations, warranties, covenants and indemnities, by and for the benefit of the buyer and the sellers.

Indemnification.  The sellers’ obligation, which is joint and several, to indemnify the buyer for breaches of representations and warranties relating to tax, employee benefits and broker representations survive until the applicable statute of limitations, and certain corporate and environmental representations survive for three years following the closing of the Acquisition. The sellers’ obligations to indemnify the buyer and its affiliates and the buyer’s obligation to indemnify the sellers for breaches of representations and warranties is, subject to certain exceptions, subject to a $9.0 million deductible, which includes a separate $1.0 million deductible for certain tax indemnifications, and $50,000 per individual claim. The buyer’s and the sellers’ aggregate indemnification obligations for breaches of representations and warranties are generally capped at $60.0 million in the aggregate subject to certain exceptions.

The stock purchase agreement also provides that the sellers will indemnify us, the buyer and its other affiliates without regard to any time limitation for any losses incurred by us, our parent and its other affiliates in connection with an investigation by the U.S. Government through the Department of Justice and the Inspector General of the Department of Homeland Security to determine whether we and NCS Pearson Inc. violated the Civil False Claims Act or other federal laws in connection with a contract awarded by the Transportation Security Administration to NCS Pearson Inc. in 2002, except that the first $20.0 million in losses resulting from such investigation will be shared equally. Upon closing of the Acquisition, we entered into a joint defense agreement with one of the sellers, NCS Pearson Inc, pursuant to which both parties assumed joint defense with respect to such investigation.

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

Section 338 Election.  The sellers and the buyer made an election under Section 338(h) (10) of the Internal Revenue Code for one of the domestic entities. The election significantly increased the tax basis of our assets and increases future tax deductions for depreciation and amortization. These future deductions may reduce future cash taxes, if any.

The Acquisition.  In addition to the equity investments discussed above, the Acquisition was funded by:

•             Preferred and common equity investments in the buyer of $157.0 million in the aggregate by Veritas Capital and certain third party investors;

•             9 5/8 % senior subordinated notes due 2015; and

•             borrowings under our senior secured credit facility, consisting of a $240.0 million term loan facility and $5.0 million drawn under a $50.0 million revolving credit facility.

All references to the “transaction” refer to (i) the consummation of the Acquisition, (ii) the borrowings under our senior secured credit facility entered into in connection with the Acquisition and the application of the proceeds therefrom, (iii) the issuance by the buyer of preferred stock to Pearson and certain third party investors, (iv) the issuance of Class A membership interests of the buyer parent to Pearson, (v) the equity investments by Veritas Capital and certain third party investors; and (vi) the issuance of the 9 5/8 % senior subordinated notes due 2015 and the application of the proceeds therefrom.

Basis of Presentation

The financial statements for the Predecessor Entity have been prepared in accordance with generally accepted accounting principles in the United States from the historical accounting records of Pearson plc and are presented on a carve-out basis until February 14, 2007, the date of the Acquisition. The carve-out financial statements include allocations from Pearson for corporate expenses based on a percentage of revenue or headcount measures to cover support and administrative services.

For management discussion and analysis purposes, the statements of operations data for 2007 represent the mathematical addition of the results for the Predecessor Entity for the period January 1 to February 14, 2007 and for the Successor Entity for the period February 15 to December 31, 2007. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statements of operations data for 2007 compared with 2006. A discussion of the partial period January 1 to February 14, 2007, separately from the period February 15 to December 31, 2007, compared with 2006 would not be meaningful.

The new basis of accounting resulting from the Acquisition in February 2007, and related financing had a significant effect on the statements of operations data for 2007 and reflects amortization of intangible assets, interest expense on debt, and an income tax valuation allowance.

Factors Affecting Our Results of Operations

Our future results of operations are affected by a number of factors, including but not limited to the following:

Dependence on Federal Government Contracts.  Contracts funded by U.S. government agencies represented 74% of total revenue in 2007, and revenue from contracts in which we acted as the prime contractor represented 90% of revenue in 2007. Our revenue was split 44%, 50% and 6% from cost-plus, fixed-price and time and materials contracts, respectively, in 2007.

Cost of Revenue.  Our most significant expense is cost of revenue, which includes labor, facilities, direct contract costs, overhead, management and support, amortization of intangible assets, depreciation, and other costs attributable to serving our customers. Labor includes salaries, wages and related employee benefits associated with the professional and customer service staff. Facilities costs include rent for commercial office space and a portion of headquarters costs.  Direct contract costs include travel, hardware and software, and costs of subcontractors. The number and types of personnel, including their salaries and other costs, have a significant impact on cost of revenue

General and Administrative Expenses.  General and administrative expenses are not directly associated with performing work for our customers and include salaries and wages, associated fringe benefits, facilities, depreciation, travel, and insurance. Among the functions covered by these expenses are human resources, information systems, accounting, general management, legal, finance, contracts, and purchasing. Most of these expenses qualify as allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus contracts.

Selling and Marketing Expenses.  Selling and marketing expenses for the sales and business development group include salaries, wages and commissions, associated fringe benefits, facilities, travel, depreciation, and bid and proposal expenses.

Purchase Accounting Adjustments.  The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson plc’s (“continuing stockholder”) basis in us represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired (the 90%) by the Buyer was recorded at fair value. As a result, the assets and liabilities have been assigned new values which include part carryover basis and part fair value basis. The continuing stockholder’s residual interest in the Company was applied to the incremental debt resulting from the Acquisition, and was accounted for as a deemed dividend and recognized as a reduction of equity. A third-party valuation was performed on identified intangible assets and the Series A and Series B preferred stock. The valuation resulted in an allocation of costs to new identifiable intangible assets that are subject to amortization. Additional purchase accounting adjustments were made in accordance with SFAS No. 141, Business Combinations, and related interpretations. The excess of the purchase price over assets acquired and liabilities assumed amounted to $301.9 million and was allocated to goodwill.

Income Taxes.  The buyer made an election under Section 338(h) (10) of the Internal Revenue Code that significantly increased the tax basis of our assets, primarily intangible assets and goodwill, and increased tax deductions for the related amortization of intangibles and goodwill. The tax deductions for amortization contributed to a net operating loss for 2007, and the net operating loss carryforward plus future tax amortization are available to reduce future cash taxes.

Contract Backlog

Our total contract backlog was $1.8 billion at December 31, 2007, compared with $1.4 billion at December 31, 2006.  Our firm contract backlog was $0.4 billion at December 31, 2007, compared with $0.5 billion at December 31, 2006. Our funded backlog was $0.4 billion at December 31, 2007.  We define total contract backlog as the amount of revenue we expect to realize over the entire term of the contract including the base period and all option years. We do not include contract ceiling values under GWAC or IDIQ contracts in backlog. We define firm contract backlog as the value of the base period plus all currently exercised options. We define funded backlog as the portion for which funding has been authorized under U.S. government contracts.  We believe that our contract backlog provides us with significant visibility and allows us to better manage our business.  A significant portion of our backlog represents work relating to the continuation of services under contracts or projects where we are the incumbent provider.  Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years.

Critical Accounting Policies

Our significant accounting policies are summarized in the notes to the consolidated financial statements. A number of our accounting policies require the application of significant judgment by management and such judgments are reflected in the amounts reported in the consolidated financial statements. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Estimates are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by our customers, and information available from other outside sources. We evaluate the estimates and judgments relating to critical accounting policies on an ongoing basis, including those related to revenue recognition, amortization of intangible assets, goodwill, litigation and contingencies, equity-based compensation, and income taxes. Actual results may differ significantly from the estimates reflected in the consolidated financial statements. We believe that the following are our critical accounting policies.

Revenue Recognition and Cost Estimation on Long-Term Contracts

Revenue is derived primarily from contracts with the U.S. Government.  Revenue is accounted for under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and revenue is recorded on a percentage of completion basis. Contracts with customers are fixed-price, cost-type, or time-and-materials contracts. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. All contract elements, such as design and early transition services, are separated into multiple components in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue under cost-type contracts is recognized as costs are incurred with applicable profits included in earnings based on negotiated profit rates. Incentive fees or penalties are recognized when accepted by the customers and the related contract modifications are received. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Service revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenue is recognized on a proportional performance model based upon the service rendered under the contract.

Revenue recognition requires judgment relative to assessing risks, estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs can be subject to many variables. Contract costs include labor, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. From time to time, facts develop that require revisions of revenue and cost estimates. To the extent that a revised estimate affects the current or an earlier period, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on a contract is recognized in the period in which the loss becomes probable and can be reasonably estimated.

Invoices to customers are prepared in accordance with the terms of the contract which may not be directly related to the performance of services.  Unbilled receivables are invoiced based upon the achievement of specific events as defined by a customer contract including deliverables, timetables, or incurrence of certain costs.   Advanced payments received from customers in excess of revenue earned are deferred until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue.

Software revenue is generated from licensing software and providing services, including maintenance and technical support and consulting. Revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and related interpretations.  Revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed and determinable, delivery of the software has occurred, and collectibility of the fee is probable. Revenue from software license sales, including maintenance and consulting services, is recognized based on fair values when all other recognition criteria are met. Service revenue for maintenance and technical support is recognized ratably over the service period. Other service revenue is recognized as services are provided.

Revenue from sales of products is recognized upon delivery to the customer.

Intangible Assets

Intangible assets of $198.0 million at December 31, 2007, resulted from the Acquisition.   Intangible assets resulting from the Acquisition were recorded based on an independent valuation and are amortized over their estimated useful lives unless the useful life is determined to be indefinite. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations.

The carrying amount of amortizable intangible assets is evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.

Goodwill

Goodwill of $301.9 million resulted from the Acquisition.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual impairment test. The first step of the impairment test compares the fair value of each of the reporting units with its carrying amount, including indefinite-lived assets. If fair value exceeds the carrying amount, indefinite-lived assets of the reporting unit are not considered impaired. If the carrying amount exceeds fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. The Company performs the annual test for impairment in the fourth quarter of the year. Based on the results of these tests, no impairment losses were identified.

Litigation and Contingencies

Amounts associated with litigation and contingencies are recorded as charges to costs and expenses when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Equity-Based Compensation

In accordance with SFAS No. 123R, Share-Based Payments, Vangent charges equity-based compensation expense for awards of Class B interests in Vangent Holdings LLC to its employees based on the grant-date fair value on a straight line basis over the total requisite service period for the award.  The fair value of the Class B interests amounted to $5,996 at the date of grant based upon the value of the interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A interests in February 2007.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which an asset and liability approach is used for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carryforwards. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences.  Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts.  Deferred tax assets and liabilities are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized.  The effect of a change in tax rates is recognized in the provision for income tax in the period the change in rates is enacted.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized.  The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized.  The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2007, will not be realizable.  A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. deferred tax assets.  The valuation allowance will be reversed at such time that realization is believed to be more likely than not.  A reduction relating to the purchase accounting tax valuation allowance would be recorded as a reduction to goodwill, except beginning January 2009 with the implementation of SFAS No. 141(R), Business Combinations, reductions to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.

The provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN48”) were adopted on January 1, 2007. As a result of the implementation of FIN 48, we performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we believe we have no uncertain tax positions and, accordingly, we did not record any charges. We recognize interest and penalties, if any, as part of the provision for income taxes. We currently have no open tax related audits of our federal, state, or local tax years.

Results of Operations

Statements of operations data follow (in thousands):

	Years Ended December 31,
	2005	2006	2007 (1)
Statements of Operations Data
Revenue	$ 524,367	$ 520,932	$ 510,053
Cost of revenue	432,399	409,797	424,561
Gross profit	91,968	111,135	85,492
General and administrative expenses	32,703	45,677	52,310
Selling and marketing expenses	17,851	19,020	15,969
Operating income (loss)	41,414	46,438	17,213
Interest expense	910	892	34,501
Interest income	(397)	(259)	(1,069)
Income (loss) before income taxes	40,901	45,805	(16,219)
Provision (benefit) for income taxes	15,555	17,190	6,205
Net income (loss)	$ 25,346	$ 28,615	$ (22,424)

(1)          Represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to December 31, 2007.

Years Ended December 31, 2007 and 2006

Revenue.  Revenue was $510.1 million for 2007, compared with $520.9 million for 2006.  The decrease of $10.8 million, or 2%, was primarily attributable to a decrease of $17.4 million from the completion of a Department of

Homeland Security (“DHS”) contract in 2006, a decrease of $9.4 million from Department of Education (“DoED”) contracts, and a decrease of $6.3 million from existing DoD contracts. These were partially offset by an increase of $7.7 million from increased prescription drug volume under continuing Medicare related outsourcing contracts, $3.1 million in new contract revenue from DoD and the Department of Health and Human Services (“HHS), and $10.4 million in revenue growth from government and commercial contracts in the United Kingdom, Mexico and Venezuela.

Cost of Revenue.  Cost of revenue was $424.6 million or 83% of revenue for 2007, compared with $409.8 million or 79% of revenue for 2006.  The increase of $14.8 million, or 4%, was primarily attributable to amortization of intangibles of $18.4 million resulting from the Acquisition, partially offset by lower costs related to the reduction of revenue in 2007.

General and Administrative Expenses.  General and administrative expenses were $52.3 million or 10% of revenue for 2007, compared with $45.7 million or 9% of revenue for 2006. The increase of $6.6 million, or 14%, was primarily attributable to employee bonuses of $3.4 million associated with the Acquisition, transition-related expenses of $4.3 million, and additional equity-based compensation expense of $0.9 million resulting from the award of Class B interests in Vangent Holdings LLC to employees. The increases were partly offset by a reduction of $2.1 million in 2007 in allocated costs that were charged by Pearson to the Predecessor Entity in 2006.

Selling and Marketing Expenses.  Selling and marketing expenses were $16.0 million or 3% of revenue for 2007, compared with $19.0 million or 4% of revenue for 2006. The decrease of $3.0 million, or 16%, was primarily due to lower bid and proposal costs.

Operating Income. Operating income was $17.2 million for 2007, compared with $46.4 million for 2006.  The decrease of $29.2 million, or 63%, was primarily attributable to higher costs and expenses resulting from the Acquisition, including amortization of intangibles of $18.4 million, employee bonuses of $3.4 million, and transition-related expenses of $4.3 million.

Interest Expense.  Interest expense was $34.5 million for 2007, compared with $.9 million for 2006. Interest expense in 2007 resulted from the borrowings in connection with the Acquisition, including the $240 million term loan under the senior secured credit facility and the $190 million 9 5/8 senior subordinated notes due 2015.

Provision for Income Taxes.  The provision for income taxes was $6.2 million based on an effective tax rate of negative 38% applied to the pre tax loss of $16.2 million for 2007, compared with a provision for income taxes of $17.2 million and an effective tax rate of 38% applied to the pre tax income of $45.8 million for 2006.  The negative effective tax rate of 38% for 2007 resulted from a charge of $12.4 million to the provision for income taxes for a tax valuation allowance against U.S. deferred tax assets.  The valuation allowance resulted primarily from the U.S. net operating loss of $18.0 million that was generated in 2007.  The loss includes amortization of tax deductible goodwill. The effective tax rate of 38% for 2006 differs from the U.S. statutory rate primarily due to state and local taxes, and foreign taxes.

Accounting for income taxes by the Successor Entity differs significantly from the Predecessor Entity.  As a result of the Acquisition, the tax basis of assets and liabilities changed significantly, primarily intangible assets and goodwill.  We assess deferred tax assets and the need for a valuation allowance, and the assessment requires judgment on the part of management with respect to tax benefits that may be realized. We have concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2007, will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets both at the acquisition date and at December 31, 2007.

Years Ended December 31, 2006 and 2005

Revenue.  Revenue for the year ended December 31, 2006 was $520.9 million, compared to $524.4 million for the year ended December 31, 2005, representing a decrease of $3.5 million, or 0.7%. During 2006, revenue decreased $23.0 million due to the completion of a short term contract in 2005 under which we provided outsourcing solutions for the Social Security Administration (SSA). In addition, we experienced a decrease of approximately $6.3 million due to the close-out of a contract with the Department of Homeland Security (DHS) in 2006 and a decrease of approximately $5.7 million under our Department of Health and Human Services (HHS) contracts. These decreases were partially offset by increased revenue of $15.0 million related to increased prescription drug enrollment volume under a continuing GG Medicare-related outsourcing contract as well as $17.3 million of increased revenue related to various new contracts.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2006 was $409.8 million, or 78.7% of revenue, compared to $432.4 million, or 82.5% of revenue, for the year ended December 31, 2005, a decrease of $22.6 million, or 5.2%. The decrease in cost of revenue was primarily associated with the decrease in services provided under the contracts described above. The cost of revenue as a percentage of revenue decreased 3.8% during the year ended December 31, 2006 as compared with the year ended December 31, 2005 due primarily to increased profit margins in 2006 related to the close-out of a contract with DHS as well as various other contracts.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2006 were $45.7 million, or 8.8% of revenue, compared to $32.6 million, or 6.2% of revenue, for the year ended December 31, 2005 representing an increase of $13.1 million or 39.9%. Included in the year ended December 31, 2006 period were approximately $4.6 million of nonrecurring general and administrative costs related to the close-out of a contract with the Department of Homeland Security (“DHS”). The remaining increase relates to increases in staffing and other general and administrative expenses to support the long-term growth of the business.

Selling and Marketing Expenses.  Selling and marketing expenses for the year ended December 31, 2006 were $19.0 million, or 3.7% of revenue, compared to $17.9 million, or 3.4% of revenue, for the year ended December 31, 2005. The increase of $1.1 million, or 6.5%, for the year ended December 31, 2006 was primarily attributable to an increase in bid and proposal costs related to recompetition of contracts and other new business opportunities. The level of bid and proposal activity fluctuates depending on the timing of bidding opportunities.

Operating Income.  Operating income for the year ended December 31, 2006 was $46.4 million, compared to $41.4 million for the year ended December 31, 2005, representing an increase of $5.0 million, or 12.1%. Operating income as a percentage of revenue for the year ended December 31, 2006 was 8.9% compared to 7.9% for the year ended December 31, 2005. This increase was primarily due to increased profit margins on various contracts in 2006. In addition, there was approximately $1.0 million of non-recurring profit during the year ended December 31, 2006.

Provision for Income Taxes.  Provision for income taxes for the year ended December 31, 2006 was $17.2 million, compared to $15.6 million for the year ended December 31, 2005. The effective tax rate used to calculate the provision for income taxes was approximately 37.5% and 38.0% for the years ended December 31, 2006 and 2005, respectively.

Business Segments

Revenue and operating income (loss) by business segment follows (in thousands):

	Years Ended December 31,
	2005	2006	2007 (1)

Revenue:
Government Group	$442,858	$425,650	$403,460
Commercial Group	35,408	33,658	33,907
International Group	46,101	61,624	72,686
	$524,367	$520,932	$510,053

Operating income (loss):
Government Group	$ 36,834	$ 39,912	$ 15,712
Commercial Group	3,125	3,119	2,141
International Group	1,777	3,640	816
	41,736	46,671	18,669
Corporate	(322)	(233)	(1,456)
	$ 41,414	$ 46,438	$ 17,213

(1)          Represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to December 31, 2007.

Business Segments - Years Ended December 31, 2007 and 2006

Government Group

Revenue.  Revenue was $403.5 million for 2007, compared with $425.7 million for 2006, a decrease of $22.2 million, or 5%.  This decrease resulted from a reduction of $17.4 million from completion of a DHS contract in 2006.  In addition, we experienced a decrease in revenue of $9.4 million from DoED contracts, $6.3 million from existing DoD contracts, and $2.4 million from the termination of a contract with the University of California.  These reductions were partially offset by revenue of $7.7 million from increased prescription drug enrollment volume under continuing Medicare related outsourcing contracts, revenue of $3.1 million from new DoD contracts, and revenue of $3.2 million from new HHS contracts.

Operating Income.  Operating income was $15.7 million for 2007, compared with $39.9 million for 2006, a decrease of $24.2 million, or 61%.  Operating income as a percentage of revenue was 4% for 2007, compared with 9% for 2006.  The decrease was primarily attributable to amortization of intangibles of $17.1 million resulting from the Acquisition.  Operating income was lower by $6.0 million on Medicare related outsourcing contracts, $3.7 million on DoED contracts, and $2.6 million from completion of a DHS contract in 2006, partially offset by a higher operating income of $2.2 million on all DoD contracts.

Commercial Group

Revenue.  Revenue was $33.9 million for 2007, compared with $33.7 million for 2006, an increase of $0.2 million, or 1%. This increase was primarily due to an increase in revenue from training services and assessment related services for several Fortune 500 customers of $1.4 million and services performed under a contract for the Air Force of $2.2 million, offset in large part by the completion of work performed for training services provided under a Medicare-related contract in April 2006, resulting in a reduction of revenue of $0.9 million and a decrease in Commercial assessment related revenue for various commercial clients of $2.5 million.

Operating Income.  Operating income was $2.1 million for 2007, compared with $3.1 million for 2006, a decrease of $1.0 million, or 32%. Operating income as a percentage of revenue was 6% for 2007, compared with 9% for 2006.  This decrease was primarily attributable to an increase in general and administrative expenses of $1.5 million, primarily as a result of transition-related expenses and an expense of $0.5 million under an existing contract.

International Group

Revenue.  Revenue was $72.7 million for 2007, compared with $61.6 million for 2006 representing an increase of $11.1 million, or 18%. The increase was primarily attributable to increased volume under government and commercial contracts with the United Kingdom, Mexico and Venezuela.

Operating income.  Operating income was $0.8 million for 2007, compared with $3.6 million for 2006, a decrease of $2.8 million, or 78%. Operating income as a percentage of revenue was 1% for 2007, compared with 6% for 2006. The decrease was primarily attributable to a foreign exchange gain of $0.6 million in 2006, amortization of intangible assets of $0.6 million in 2007, an increase of $0.8 million in general and administrative expenses primarily related to corporate allocations, and a decline of $0.9 million in gross profit primarily related to Mexico contracts in 2007. These items were partially offset by reduced sales and marketing expenses of $0.5 million in 2007.

Business Segments - Years Ended December 31, 2006 and 2005

Government Group

Revenue.  Revenue for the year ended December 31, 2006 was $425.7 million, compared to $442.9 million for the year ended December 31, 2005, representing a decrease of $17.2 million, or 3.9%. Approximately $23.0 million of the decrease was due to the completion of a short term contract in 2005 under which we provided outsourcing solutions for SSA. In addition, we experienced a decrease of approximately $6.3 million due to the close-out of a contract with DHS and a decrease of approximately $5.7 million under our HHS contracts. These decreases were partially offset by increased revenue of approximately $15.0 million related to increased prescription drug enrollment volume under a continuing GG outsourcing subcontract and the startup of a new contract with the Department of Veterans Affairs resulting in approximately $1.8 million of increased revenue in 2006.

Operating Income.  Operating income for the year ended December 31, 2006 was $39.9 million, compared to $36.8 million for the year ended December 31, 2005, an increase of $3.1 million, or 8.4%. Operating income as a percentage of revenue for the year ended December 31, 2006 was 9.4% compared to 8.3% for the year ended December 31, 2005. This increase was primarily due to increased gross profit of approximately $13.5 million on our contracts with DoED. This increase was partially offset by decreased operating income of approximately $5.2 million related to the completion of a short term contract with SSA in 2005 and $4.6 million of nonrecurring general and administrative costs in 2006 related to the close-out of a contract with DHS. The remainder of the decrease relates to fluctuations in gross profit across various contracts.

Commercial Group

 Revenue.  Revenue for the year ended December 31, 2006 was $33.6 million, compared to $35.4 million for the year ended December 31, 2005, representing a decrease of $1.8 million, or 5.1%. This decrease was primarily due to the completion of work performed for training services provided under a Medicare-related contract in April of 2006 resulting in a reduction in revenue of $3.6 million. This decrease was partially offset by an increase in monthly license fees of approximately $1.5 million for automated recruitment services for a Fortune 500 customer.

Operating Income.  Operating income for the year ended December 31, 2006 was $3.1 million, compared to operating income of $3.1 million for the year ended December 31, 2005. During 2006, operating income was positively impacted by cost savings initiatives resulting in an approximate $0.8 million decrease in selling and marketing expenses. This increase to operating income was offset by reduced operating income related to the decrease in revenue in 2006.

International Group

Revenue.  Revenue for the year ended December 31, 2006 was $61.6 million, compared to $46.1 million for the year ended December 31, 2005, representing an increase of $15.5 million, or 33.7%. This increase was primarily due to the first full year of operations of an outsourcing contract with a government customer, resulting in approximately $10.2 million of increased revenue as well as approximately $5.3 million of increased revenue related to various new contracts in Canada, Mexico, Argentina and Venezuela.

Operating Income.  Operating income for the year ended December 31, 2006 was $3.6 million, compared to operating income of $1.8 million for the year ended December 31, 2005, an increase of $1.8 million. The increase in operating income was primarily attributable to improved volume and increased profit margins of $3.2 million on various existing contracts. This increase was partially offset by increased operating expenses associated with the overall growth of this segment.

Liquidity and Capital Resources

Following the Acquisition, our primary source of liquidity has been available cash and cash equivalents, cash flows from operating activities, and available revolving credit under the senior secured credit facility.  Cash and cash equivalents amounted to $26.1 million at December 31, 2007, cash flow from operating activities was $30.8 million for the period February 15 to December 31, 2007, and $50.0 million was available under the revolving credit facility.  Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and available borrowings under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months, including estimated scheduled payments of principal and interest of $44.3 million on long-term debt, scheduled lease payments of $15.4 million, and planned capital expenditures of $14.5 million in 2008.

Our long term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

A summary of working capital follows (in thousands):

	Successor Entity
	February 15, 2007	December 31, 2007

Cash and cash equivalents	$2,195	$26,093
Accounts receivable	118,902	112,292
Other current assets	8,191	15,470
Current portion of long-term debt	-	(7,325)
Accounts payable and accrued expenses	(49,643)	(64,100)
Accrued interest	-	(8,547)
Advance payments on contracts	(7,584)	(4,444)
Working capital	$72,061	$69,439

Cash and cash equivalents are composed of highly liquid instruments with original maturities of 90 days or less.  Cash in bank accounts at times may exceed federally insured limits.  Cash equivalents are comprised of repurchase agreements with a major commercial bank under which cash is invested in U.S. Treasury and U.S. government agency securities.

A summary of cash flows provided by (used in) operating, investing and financing activities follows (in thousands):

	Predecessor Entity			Successor Entity
	Years Ended December 31,		Period January 1 to February 14,	Period February 15 to December 31,
	2005	2006	2007	2007
Cash flows provided by (used in):
Operating activities	$ 43,606	$ 14,378	$ (18,896)	$ 30,847
Investing activities	(22,920)	(15,885)	(3,727)	(622,612)
Financing activities	(41,650)	9,110	13,271	617,803

Net cash provided by operating activities of $30.8 million for the period February 15 to December 31, 2007, reflects an increase of $12.5 million in accounts payable from a higher level of subcontractor costs in the fourth quarter of 2007 compared with the period January 1 to February 14, 2007, interest expense of $8.5 million accrued on long-term debt, an increase of $2.5 million in other accrued expenses and a reduction of $1.6 million in accounts receivable from improved collections.

Net cash used in operating activities of $18.9 million for the period January 1 to February 14, 2007, reflects an increase of $16.4 million in accounts receivable from the timing of customer collections.

Net cash provided by operating activities of $14.4 million for 2006, reflects decreases of $37.1 million in accounts payable and $15.6 million in advance payments on contracts, partially offset by a decrease of $19.0 million in accounts receivable. The decreases in accounts receivable and accounts payable were primarily attributed to reduced activity under a Medicare related outsourcing contract in 2006. The decrease in advance payments on contracts was primarily due to amortization of a prepayment on an international contract.

Net cash used in investing activities of $622.6 million for the period February 15 to December 31, 2007, reflects $615.2 million resulting from the Acquisition and capital expenditures of $7.4 million.

Net cash used in investing activities of $15.9 million for 2006 consists of capital expenditures of $7.8 million and an acquisition of $8.1 million.

Net cash provided by financing activities was $617.8 million for the period February 15 to December 31, 2007, reflecting debt of $430.0 million and equity of $203.5 million issued in connection with the Acquisition.  Debt financing costs of $14.5 million were paid in connection with the financing for the Acquisition.

Senior Secured Credit Facility

The senior secured credit facility consists of a term loan of $238.2 million due February 14, 2013, and an available revolving credit facility of up to $50.0 million that expires February 14, 2012.  The term loan was borrowed at the closing to fund the Acquisition.  Amounts available under the revolving credit facility may be utilized to fund working capital or other general corporate purposes. As of December 31, 2007, there were no borrowings outstanding under the revolving credit facility.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.25-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.25-2.50%. The term loan is scheduled to be repaid in 20 remaining quarterly installments of $600 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined in the term loan agreement.  Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. At December 31, 2007, the current portion of $7.3 million included $4.9 million due March 30, 2008, under the excess cash flow requirement. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio.

9 5/8% Senior Subordinated Notes

In February 2007, the Company completed an offering of $190 million principal amount of 9 5/8 % senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. Proceeds of the offering were used to fund the Acquisition.  The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility.  The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the notes.

On or prior to February 15, 2010, the Company may redeem the notes with the net cash proceeds of one or more equity offerings at 109.625% of the principal amount, provided that at least 65% of the principal amount of the notes originally issued remains outstanding immediately following such redemption.   At any time prior to February 15, 2011, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount plus an applicable premium, as defined, and additional interest, as defined. The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.

Interest Rate Swap on Variable-Rate Term Loan under Senior Secured Credit Facility

In February 2007, the Company entered into a three-year interest rate swap agreement with Wachovia Bank, N.A. to eliminate the variability of probable cash flows due to fluctuations in LIBOR interest rates on a notional amount of $140.0 million of the senior secured term loan. The notional amount will amortize down to $120.0 million on February 25, 2008, and $110.0 million on February 25, 2009, until expiration on February 25, 2010. Under the terms of the swap agreement, the Company exchanged its floating LIBOR interest rate for a fixed interest rate of 5.215% for a period of three years.

The counterparty to this agreement is a highly rated financial institution. In the event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty.

In accordance with SFAS 133, the Company documented its risk management objective and nature of the risk being hedged and designated the interest rate swap as a cash flow hedge at inception of the agreement.  The Company performs a quarterly analysis of the effectiveness of the hedge and  concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility.  The fair value of $3.5 million for the interest rate swap at December 31, 2007, is reported as a liability in the consolidated balance sheet.

The use of derivative financial instruments is limited to this interest rate swap, the purpose of which is to hedge the cash flows of $140.0 million of the variable-rate term loan. The Company does not hold or issue derivative financial instruments for speculative purposes.

Credit Ratings

The debt-to-equity ratio was 239% at December 31, 2007.  In January 2007, Standard and Poor’s and Moody’s assigned the following ratings:

	Standard & Poor’s	Moody’s
Senior secured credit facility	BB-	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B-2
Outlook	Negative	Stable

Capital Expenditures

 Capital expenditures were $3.7 million and $7.4 million for the periods January 1 to February 14, 2007, and February 15 to December 31, 2007, respectively, totaling $11.1 million for the year ended December 31, 2007, primarily for general infrastructure requirements. We expect to spend $14.5 million for capital expenditures in 2008 primarily for anticipated contractual and general infrastructure requirements and new business growth.

Contractual Obligations

Our contractual commitments to make future payments under contracts and contingent commitments at December 31, 2007, follow (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt:
Term loan under senior secured credit facility (1)	$238.2	$7.3	$4.8	$4.8	$221.3
Senior subordinated notes due 2015	190.0	-	-	-	190.0
Interest relating to long-term debt (2)	227.7	37.0	72.2	69.2	49.3
Operating and capital leases (3)	82.7	15.4	27.1	19.0	21.2
Purchase commitments	0.9	0.9	-	-	-
	$739.5	$60.6	$104.1	$93.0	$481.8

(1)	There were no borrowings under the senior secured revolving credit facility at December 31, 2007.
Scheduled payments for the term loan do not give effect to possible future additional payments under the senior secured facility resulting from excess cash flow.

(2)

Future interest payments are calculated based on the prevailing rate of 7.3% at December 31, 2007, applicable to the variable-rate term loan under the senior secured credit facility, the effect of the related interest rate swap, and the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Refer to the notes to the consolidated financial statements for additional information regarding operating and capital leases.

Off-Balance Sheet Arrangements

As of December 31, 2007, there were no off-balance sheet arrangements other than operating leases for office facilities.

Recent Accounting Pronouncements

Reference is made to the notes to the consolidated financial statements for information on recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with variable-rate borrowings of $238.2 million under the senior secured credit facility at December 31, 2007, except for the notional amount of up to $140.0 million hedged under a three-year interest rate swap agreement.  A 1% increase in variable interest rates would result in additional annual interest expense of $1 million on the remaining unhedged portion of the term loan.

The fair value of the $190.0 million senior subordinated notes was $162.9 million at December 31, 2007.  The fair value is subject to changes in interest rates.  The fair value at December 31, 2007, indicates that a change of 1% in interest rates has resulted in an average change of 2.4% in the fair value of the notes.

Foreign Currency Risk

We invoice customers primarily in U.S. dollars and in local currency in the countries in which we have foreign operations. We are exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. At December 31, 2007, 9% of our accounts receivable were denominated in foreign currencies, primarily the British pound.

Inflation Risk

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-unit price and time and materials contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, since costs and revenue include an inflationary increase commensurate with the general economy where we operate, our gross margin expressed as a percentage of revenue has not been significantly impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements appearing elsewhere in this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm, due to a transition period established under the rules of the SEC for newly public companies.

Section 404 Compliance Project

Beginning with the year ending December 31, 2008, we will be required under Section 404 of the Sarbanes-Oxley Act of 2002 to include management’s report on internal control over financial reporting in the annual report on Form 10-K. The internal control report would contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, and (iii) management’s assessment of the effectiveness of internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

In order to achieve compliance with Section 404 within the prescribed period, during 2008, the Company has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2007, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our board of directors and the board of directors of the buyer which is Vangent Holding Corp. Veritas Capital Fund III, L.P. is the manager of the buyer parent, Vangent Holding LLC. In addition, the table sets forth information regarding our senior management.

Name	Age	Position
Robert B. McKeon	53	Member of the board of directors of the buyer and sole member of our board of directors
John M. Curtis	50	President and Chief Executive Officer; director of the buyer
Christine M. Bailey	50	Senior Vice President and Chief Financial Officer
Richard J. Bottorff	53	Senior Vice President and General Manager
Kevin T. Boyle	38	Senior Vice President, General Counsel & Secretary
David J. Fabianski	45	Senior Vice President and General Manager
Craig A. Janus	45	Senior Vice President and General Manager
Michael Plymack	53	Senior Vice President and General Manager
Michael J. Bayer	60	Director of the buyer
Paul V. Lombardi	66	Director of the buyer
Ramzi M. Musallam	39	Director of the buyer
Charles S. Ream	64	Director of the buyer

Robert B. McKeon has been a member of the board of directors of the buyer and the sole member of our board of directors since February 2007. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University, is a member of the Council on Foreign Relations and is a member of the boards of directors of DynCorp International Inc., Aeroflex, Inc. and several private companies. Mr. McKeon holds a Bachelors degree from Fordham University and a Masters degree in business administration from Harvard Business School.

John M. Curtis is our President and Chief Executive Officer and a member of the board of directors of the buyer. He joined the company in 1999 as Vice President and General Manager of the Government Services division of the predecessor. He became President and Chief Executive Officer in 2002 upon the acquisition of the predecessor by Pearson. Prior to joining the company, Mr. Curtis served seven years as Senior Vice President of the Information & Enterprise Technology Group of DynCorp. He also served as President of TechServ, LLC from 1990 to 1992. Mr. Curtis holds a Bachelors degree in Civil Engineering from the Virginia Military Institute. He serves on the boards of George Mason University’s School of Information Technology and Engineering, the Fairfax County Chamber of Commerce, the Professional Services Council and the Conference Board Executive Council.

Christine M. Bailey has served as our Senior Vice President and Chief Financial Officer since 2003. Prior to joining the company, she served as the Senior Vice President and Chief Financial Officer of DynCorp Systems and Solutions LLC from 1998 to 2003. She previously served as Vice President of Finance at Litton/PRC for several operating groups for eight years. She has also served as Executive Director of Finance for Advanced Technology, Inc. and group controller for several operating groups over a nine year period. She started her career in program management with Computer Sciences Corporation. She has more than 26 years experience in government contracting. She holds a Bachelors degree in business administration from Virginia Tech and has completed graduate work at Marymount University. Ms. Bailey is a member of the Professional Services Council Cash Flow Task Force, the National Contract Management Association and Women in Technology.

Richard J. Bottorff has served as the Senior Vice President and General Manager of our International Group since 2002. He joined the company in 1993 and progressed through a series of finance and business development positions culminating in his promotion to Senior Vice President, International in 2002. Prior to joining us, Mr. Bottorff spent 12 years with NCR Corporation, primarily based in Europe. He holds a Masters degree from the

University of Wisconsin—Madison in Finance and International Business and a Bachelors degree in Business Administration from the University of Illinois.

Kevin T. Boyle has served as our Senior Vice President, General Counsel & Secretary since June 2007. From 2002 to May 2007, he served as Assistant General Counsel for General Dynamics Information Technology, Inc., following its acquisition of Anteon International Corporation in June 2006. Mr. Boyle also served as Vice President and General Counsel for Interworld Corporation from 2000 to 2002. Prior to 2000, he held similar positions with Visual Networks, Cambridge Technology Partners and BMG Entertainment. Mr. Boyle received his Juris Doctor degree from Tulane Law School and his Bachelor of Arts degree in history from Yale University.

David J. Fabianski is the Senior Vice President and General Manager of our Commercial Group. Prior to the Acquisition, he served as the President of the Pearson Performance Solutions division since 2003. From 2001 to 2003, Mr. Fabianski was with The Forum Corporation, where he served as the Senior Vice President of Sales before assuming the role of President of the Corporate Training and Development practice. Previously, he spent 11 years at Anteon/A&T where he served in multiple Operations and Sales Management roles. He has more than 15 years experience in the Human Capital Development field. In addition, he has ten years of honorable service in the United States Naval Submarine Force. He holds a Bachelors degree in education from Southern Illinois University.

Craig A. Janus has served as Senior Vice President of Civilian, Defense & National Security since October 2007.  Prior to joining Vangent, Mr. Janus served as Corporate Vice President for the Center for Information and Telecommunications Technologies at Noblis from 2001 to 2007.  Before Noblis, he was Vice President at Science Applications International Corporation from 1997 to 2001. Mr. Janus served in the U.S. Marine Corps and holds a Master of Science degree in Information & Technology Systems from Johns Hopkins University and a Bachelor of Science degree in Business Administration from Columbia Union College.  Mr. Janus is on the faculty of Johns Hopkins University where he develops curriculum and teaches graduate-level studies in information technology, telecommunications and business at the Carey Business School.

Michael Plymack has served as Senior Vice President and General Manager of Health Solutions since October 2007.  Mr. Plymack has over 30 years of commercial and public sector experience with expertise in consulting, systems integration and strategic business process outsourcing.  Most recently, Mr. Plymack was President of the Health and Human Services Division of Maximus, Inc.  Prior to Maximus, he was Vice President and Public Sector Practice Leader at IBM Global Services.  He led over 400 consultants spanning IBM’s business in federal government and other senior level roles at IBM including Vice President and Program Executive.  He holds a Bachelor of Arts degree in Chemistry from Cornell University.

Michael J. Bayer has been a director of the buyer since December 2007. Since 2003 he has been a private consultant in the energy and national security sectors and, since 2006, the President and Chief Executive Officer of Dumbarton Strategies LLC, an energy and national security consulting firm.  Mr. Bayer is the Chairman of the U.S. Department of Defense’s Business Board, and a member of the Sandia National Laboratory’s National Security Advisory Panel, the U.S. Department of Defense’s Science Board and the Chief of Naval Operations’ Executive Panel. He is a director of DynCorp International, Inc., Willbros Group, Inc. and Stratos Global Corporation.

Paul V. Lombardi has been a member of the board of directors of the buyer since February 2008.  Mr. Lombardi has been President of INpower, a corporate consulting firm, since March 2003.  From September 1992 to March 2003, he served in a variety of executive level positions with DynCorp, including as President and Chief Executive Officer from February 1997 until its acquisition by CSC in March 2003.  Prior to DynCorp, Mr. Lombardi was employed at PRC Inc. from 1981 to 1992, where he served in a variety of senior executive positions. In addition to serving on the boards of NCI, Inc. and CGI Federal, Inc., he serves on the Executive Committee of the Board of the Northern Virginia Technology Council and the George Mason University’s School of Engineering and Information Technology.  He also served on the Commonwealth of Virginia Governor’s Commission of Information Technology, and was a previous past Chairman of the Professional Services Council.  Mr. Lombardi earned a Bachelor of Science degree in mechanical engineering from the New York State Maritime College and studied business at George Washington University.

Ramzi M. Musallam has been a member of the board of directors of the buyer since February 2007. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. He is a member of the boards of directors of DynCorp International Inc., Aeroflex Inc. and several private companies. Mr. Musallam holds a

Bachelor’s degree from Colgate University with a double major in Economics and Mathematics and a Masters degree in Business Administration from the University of Chicago Graduate School of Business.

Charles S. Ream has been a member of the board of directors of the buyer since February 2007. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation from April 2003 to June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President, Finance of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes, Mr. Ream was a Partner with Deloitte & Touche LLP. Mr. Ream is also a member of the board of directors of DynCorp International Inc., Stanley, Inc. and Allied Defense Group, Inc. Mr. Ream received a Bachelors degree in accounting and an M.Ac. from the University of Arizona and is a Certified Public Accountant.

Audit Committee

Audit Committee Financial Expert

The audit committee of Vangent Holding Corp. functions as our audit committee. The audit committee consists of Mr. Charles Ream and Mr. Michael Bayer.  Neither the Company’s board of directors nor the board of directors of Vangent Holding Corp. has determined that any of the members of the audit committee is a financial expert.  The board of directors is expected to determine whether any of the members of the audit committee is a financial expert during 2008.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company. The Company has established a hotline where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact the Company anonymously.

Policies and Procedures for Related Person Transactions

Our audit committee is responsible for the review and approval of all related-party transactions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

The directors of Vangent Holding Corp. who are neither members of our management nor employees of Veritas Capital are paid an annual fee of $25,000 and a fee of $2,500 for each meeting attended and may be granted Class B interests in Vangent Holding LLC.  The directors of Vangent Holding Corp. who serve on our audit committee are paid $2,500 quarterly, except for the chairman of the audit committee, who is paid $5,000 quarterly.  The remaining directors are not separately compensated for their services as directors although they are reimbursed for expenses for attending board and committee meetings.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Compensation Discussion and Analysis

Overview

The compensation program is designed to attract, retain and motivate highly qualified executives. We compensate our executives named in the summary compensation table through a combination of base salary, incentive bonuses and, in some instances, equity interests in the buyer parent, all designed to be competitive with comparable companies and to align executive’s compensation with the long-term interests of our owners. Base salary and incentive bonuses are designed to reward current performance. Incentive compensation is earned on the basis of achieving Company and operating level performance objectives, personal performance objectives, and the executive’s adherence to our core values.

Elements of Compensation Plan

Short Term Compensation:  We use short-term compensation (salary and bonus) and long-term compensation (equity interests in Vangent Holding LLC) to achieve our goal of driving sustainable growth. We use judgment and experience in determining the mix of compensation while also being aware of market practices and market data for context and a frame of reference.

Salary and Bonus Compensation

Salary:  Salary is an important element in attracting highly qualified executives and provides a base level of compensation. At the end of the year, each executive’s performance is evaluated for an increase, which is not fixed, but takes into account the individual’s performance, responsibilities of the position, adherence to our core values, experience, and external market conditions and practices.

Incentive Bonus:  The annual incentive bonus is paid in cash with awards based on both financial and non-financial performance. The bonus is a percentage of base salary determined by achievement of objectives.  The range of payment is determined by the level of achievement of the objectives with an identified target and a maximum. Depending on each executive’s responsibilities, performance is measured at the corporate level or a combination of the corporate and operating level. An incentive committee comprised of members of our senior executive leadership team, including the named executive officers, is responsible for determining the incentive bonus for approval by our chief executive officer.  The incentive bonus for the chief executive officer is approved by the Board.  The financial performance element is weighted and is determined by performance achieving profit, cash flow and revenue targets. The total weight of the financial objectives is 90% of the total bonus potential, and the non financial performance element represents the remaining 10%. No annual incentive bonuses were earned for 2007.

Discretionary Bonus:  Our chief executive officer may award discretionary cash bonuses. In recognition of efforts required to successfully complete our transition to a stand alone company, cash bonuses were paid to certain executive officers. The portion of these cash bonuses earned in fiscal year 2007 is reflected in the “Bonus” column of the Summary Compensation Table.

Long Term Compensation:  We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for executives. We have implemented a management equity plan, approved by Vangent Holding LLC that is designed to motivate executives to encourage and reward behavior that will protect and enhance the corporate interests and increase owner value. The equity plan provides the eligible executive with a percentage of Class B ownership interest in Vangent Holding LLC.  The timing of future awards of available Class B equity interests is at the discretion of the chief executive officer with no set schedule. The percentage ownership becomes payable upon a qualifying change of control transaction. The plan includes a five-year vesting schedule which accelerates to 100% based upon a qualifying change of control transaction. The vesting schedule is 20% per annum.

SUMMARY COMPENSATION TABLE

The following table summarizes compensation awarded or paid during 2007 to our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, and our three other most highly compensated executive officers, excluding any pre-Acquisition equity-based compensation.

Name and Principal Position	Year	Salary	Bonus	Stock (Equity) Awards (1)	All Other Compen- sation (2)	Total
John M. Curtis	2007	$ 381,192	$ -	$ 268,632	$ 800,832	$ 1,450,657
President and Chief Executive Officer

Christine M. Bailey	2007	282,545	50,000	71,635	410,539	814,719
Senior Vice President and Chief Financial Officer

David J. Fabianski	2007	232,269	75,000	53,726	281,702	642,698
Senior Vice President and General Manager

Michael A. Bowers (3)	2007	231,436	-	-	307,591	539,027
Former Senior Vice President and General Manager

Richard J. Bottorff	2007	206,462	56,000	53,726	250,925	567,113
Senior Vice President and General Manager

(1)	Represents equity-based compensation expense for grants of Class B interests in Vangent Holding LLC charged to expense for financial accounting and reporting purposes for 2007.
(2)	Other compensation includes retention bonuses from the Acquisition and employer 401(k) matching contribution (see supplemental table below).
(3)	Mr. Bowers resigned in October 2007.

	All Other Compensation
Name	Year	Retention Bonus from the Acquisition (1)	Employer 401(k) Contribution	Other (2)	Total Other Compensation
John M. Curtis	2007	$ 788,800	$ 10,125	$ 1,907	$ 800,832
Christine M. Bailey	2007	400,500	10,039	-	410,539
David J. Fabianski	2007	270,900	10,802	-	281,702
Michael A. Bowers	2007	300,518	7,073	-	307,591
Richard J. Bottorff	2007	240,800	10,125	-	250,925

(1)

Under Pearson, the executives signed retention agreements under which, in the event the company was sold, 40% of the agreed amount would be paid at the time of the sale with the remaining 60% paid upon successful completion of six months of employment under the new Vangent entity. Payments under these agreements took place in 2007.

(2)	Other represents commuter parking reimbursement.

Management Incentives

Class B Interests in Vangent Holding LLC.  Members of our management and outside directors were granted Class B interests in Vangent Holding LLC which owns all of the common stock of Vangent Holding Corp. Pursuant to the terms of the limited liability company operating agreement governing Vangent Holding LLC, the holders of Class B interests are entitled to receive a percentage of all distributions made by Vangent Holding LLC after the holders of the Class A interests have received a return of their invested capital, provided that the holders of the Class A interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

Grants of Plan-Based Awards

Information with respect to Class B interests in Vangent Holdings LLC that were granted to the named executive officers in 2007 follows:

Name	Grant Date	All Other Equity Awards - Class B Interests Granted (1)	Grant Date Fair Value of Equity Awards (1)
John M. Curtis	June 24, 2007	1.5%	$ 1,678,950
Christine M. Bailey	June 24, 2007	0.4%	447,720
David J. Fabianski	June 24, 2007	0.3%	335,790
Richard J. Bottorff	June 24, 2007	0.3%	335,790

(1)	Percentages represent Class B interests in Vangent Holding LLC awarded to the named executive officer in 2007. Class B interests vest over a five-year period or earlier upon a change of control.
(2)

The fair value of the Class B interests at the date of grant was based upon the value of the interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A interests in February 2007.

Outstanding Equity Awards at Fiscal Year End

Information with respect to unvested Class B interests in Vangent Holding LLC granted to the named executive officers and outstanding as of December 31, 2007, follows:

	December 31, 2007
Name	Class B Interests That Have Not Vested (1)	Market Value of Unvested Class B Interests
John M. Curtis	1.5%	(2)
Christine M. Bailey	0.4%	(2)
David J. Fabianski	0.3%	(2)
Richard J. Bottorff	0.3%	(2)

(1)	Percentages represent unvested Class B interests in Vangent Holdings LLC that vest ratably over a five-year period or earlier upon a change of control.
(2)

The grant date fair value of the Class B interests was determined in connection with the Acquisition. It was not practicable to develop or obtain the market value of the Class B interests as of December 31, 2007.

Equity Awards Vested

As of December 31, 2007, none of the Class B interests in Vangent Holding LLC that were awarded to the named executive officers had vested.

Compensation of Directors

Information with respect to compensation paid to directors in 2007 follows:

Name	Fees Earned or Paid in Cash	Total
Michael J. Bayer (1)	$ 27,500	$ 27,500
Paul V. Lombardi (2)	-	-
Charles S. Ream (1)	35,000	35,000

(1)          Mr. Bayer and Mr. Ream hold Class B interests in Vangent Holding LLC.

(2)          Mr. Lombardi became a board member in February 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Vangent, Inc. is a 100%-owned subsidiary of Vangent Holding Corp., and an indirect subsidiary of Vangent Holding LLC.  Vangent Holding LLC owns all of the common stock of Vangent Holding Corp. Pearson owns Series A preferred stock of Vangent Holding Corp. having a stated value of $35.0 million and Series B preferred stock of Vangent Holding Corp. having a stated value of $5.0 million.

The following table sets forth information with respect to the beneficial ownership of the Class A and Class B interests in Vangent Holding LLC by:

•                  each person who is known by us to beneficially own 5% or more of Vangent Holding LLC outstanding equity;

•                  each member of our board of directors, the board of directors of Vangent Holding Corp., and the manager of Vangent Holding LLC;

•                  each of the named executive officers in the “Summary Compensation Table”; and

•                  all executive officers and directors as a group.

To the Company’s knowledge, each of the holders of Class A and Class B interests in Vangent Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name of Beneficial Owner(1)	Percent of Class A Interests(2)	Percent of Class B Interests(2)
Veritas Capital Partners III, L.L.C.(3)(4)(5)	90.0%	-
Pearson Inc.(6)	10.0%	-
Robert B. McKeon(3)(7)	90.0%	-
John M. Curtis	*	30.6%
Christine M. Bailey	*	8.2%
Richard J. Bottorff	*	6.1%
David J. Fabianski	*	6.1%
Michael J. Bayer	-	*
Paul V. Lombardi	-	-
Ramzi M. Musallam(3)	-	-
Charles S. Ream	-	*
All executive officers and directors as a group (12 persons)(8)	90.0%	53.6%

* Denotes beneficial ownership of less than 1%.

(1)	Except as otherwise indicated, the address for each of the named beneficial owners is 4250 North Fairfax Drive, Suite 1200, Arlington, Virginia 22203.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. Class A and Class B interests represent approximately 95% and 5% of Vangent Holding LLC equity interests, respectively.

(3)

The address for Veritas Capital Partners III, L.L.C. and Messrs. McKeon and Musallam is c/o The Veritas Capital Fund III, L.P., and the address for The Veritas Capital Fund III, L.P. is 590 Madison Avenue, New York, New York, 10022.

(4)

Veritas Capital Partners III, L.L.C.’s interest in Vangent, Inc. is held indirectly through Vangent Holding LLC. The Veritas Capital Fund III, L.P., a Delaware limited partnership of which Veritas Capital Partners III, L.L.C. is the general partner, is the manager of Vangent Holding LLC.

(5)	Through the provisions of the limited liability company agreement governing Vangent Holding LLC, The Veritas

Capital Fund III, L.P. controls the vote of all of the interests of Vangent Holding LLC.

(6)	The address for Pearson Inc. is 1330 Avenue of the Americas, New York, New York 10019.

(7)

Robert B. McKeon, Chairman of the board of directors of Vangent Holding Corp., is the President of Veritas Capital Partners III, LLC, and as such may be deemed a beneficial owner of the Class A interests owned by Veritas Capital Partners III, L.L.C. or voted under the direction of Veritas Capital Partners III, LLC – Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.

(8)

Includes Class A interests held by The Veritas Capital Fund III, L.P. and its affiliates and a third party investor, beneficial ownership of which may be deemed to be held by Mr. McKeon, as the President of Veritas Capital Partners III, L.L.C. See footnote 7 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Fee

We pay an annual management fee of $1.0 million to Veritas Capital.  The amount of the fee may increase in the future. We also paid to Veritas Capital a one-time transaction fee of $10.0 million at the closing of the Acquisition as consideration for its assistance in connection with planning, structuring and consummating the Acquisition.

Issuance of Preferred Stock of Vangent Holding Corp.

In connection with the Acquisition and as partial consideration, Pearson received $35.0 million of Series A preferred stock and $5.0 million of Series B preferred stock in Vangent Holding Corp.

Issuance of Class A Interests Vangent Holding LLC

In connection with the Acquisition and as partial consideration, Pearson received 10% of the Class A interests in Vangent Holding LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP is our independent registered public accounting firm.  A summary of audit fees follows
(in thousands):

	Predecessor Entity	Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007
Audit fees	$ 818	$ 951
Audit-related fees	166	309
Tax fees	6	140
All other fees	-	4
	$ 990	$ 1,404

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.  The consolidated financial statements begin on page F-1 of this annual report on Form 10-K.

Financial Statement Schedules.  None

Exhibits.

Exhibit Number	Description
1.1*	Purchase Agreement, dated as of February 7, 2007, by and among Vangent, Inc., Blueprint Technologies, Inc. and PAS, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
3.1*	Certificate of Incorporation of Vangent, Inc.
3.2*	By-laws of Vangent, Inc.
3.3*	Articles of Incorporation of Blueprint Technologies, Inc.
3.4*	Bylaws of Blueprint Technologies, Inc.
3.5*	Articles of Incorporation of PAS, Inc.
3.6*	Bylaws of PAS, Inc.
4.1*	Indenture, dated February 14, 2007, by and among Vangent, Inc., PAS, Inc., Blueprint Technologies, Inc. and The Bank of New York, as Trustee
4.2*	Form of 9 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.1)
4.3*	Registration Rights Agreement, dated as of February 14, 2007, by and among Vangent, Inc., PAS, Inc., Blueprint Technologies, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
4.4*	Form of Guarantee (included in Exhibit 4.1)
10.1*

Stock Purchase Agreement, dated as of December 8, 2006, by and among Pearson Inc., the other Seller entities listed on Attachment A thereto, Vangent Holding Corp., and, solely for the purposes of Section 10.2(b) and Article XII thereof, The Veritas Capital Fund III, L.P.

10.2*	Credit Agreement, dated as of February 14, 2007, by and among Vangent, Inc., Vangent Holding Corp., the subsidiaries of Vangent, Inc. named therein and Wachovia Bank, National Association, as agent.
12.1**	Statement regarding Computation of Ratios.
14.1**	Vangent Code of Ethics.
21.1**	Subsidiaries of Vangent, Inc.
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Previously filed as an exhibit to the Company’s registration statement on Form S-4 (File No. 333-145355) originally filed with the SEC on August 13, 2007.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vangent, Inc.

/s/ John M. Curtis
March 12, 2008	John M. Curtis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Curtis
John M. Curtis	President and Chief Executive Officer	March 12, 2008
(Principal Executive Officer)

/s/ Christine M. Bailey
Christine M. Bailey	Senior Vice President and	March 12, 2008
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/ Robert B. McKeon
Robert B. McKeon	Director	March 12, 2008

EXHIBIT INDEX

Exhibit Number	Description
12.1	Statement regarding Computation of Ratios - Fixed Charge Coverage Ratio
14.1	Vangent Code of Ethics
21.1	Subsidiaries of Vangent, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 (predecessor entity) and December 31, 2007 (successor entity)	F-4

Consolidated Statements of Operations for the years ended December 31, 2005 and 2006 and the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to December 31, 2007 (successor entity)

F-5

Consolidated Statements of Owner’s/ Stockholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2005 and 2006 and the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to December 31, 2007 (successor entity)

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2006 and the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to December 31, 2007 (successor entity)

F-7

Notes to Consolidated Financial Statements	F-8 to F-37

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Vangent, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder’s equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Vangent, Inc. and its subsidiaries (Successor Company) at December 31, 2007 and the results of their operations and their cash flows for the period from February 15, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

McLean, Virginia

March 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Vangent Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of owner’s equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Pearson Government Solutions Business (a managed group of entities under Pearson plc and Predecessor Company) at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 and for the period from January 1, 2007 through February 14, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

McLean, Virginia

March 12, 2008

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Consolidated Balance Sheets

(in thousands, except share and per-share amounts)

	Predecessor Entity	Successor Entity
	December 31,	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$11,713	$26,093
Accounts receivable, net	102,457	112,292
Deferred tax asset	2,948	-
Prepaid and other assets	5,051	15,470
Total current assets	122,169	153,855

Property and equipment, net	30,305	27,579
Intangible assets, net	682	198,027
Goodwill	442,871	301,873
Deferred debt financing costs, net	-	12,448
Other assets	749	286
Total assets	$596,776	$694,068

Liabilities and Owner’s/Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$-	$7,325
Accounts payable	29,288	36,981
Accrued expenses	24,067	26,267
Accrued interest	-	8,547
Deferred tax liability	-	852
Advance payments on contracts	8,790	4,444
Total current liabilities	62,145	84,416

Long-term debt, net of current portion	-	420,875
Other long-term liabilities	3,703	3,863
Deferred tax liability	1,844	4,625
Total liabilities	67,692	513,779

Commitments and contingencies (Note 10)

Owner’s/stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2007	-	-
Additional paid-in capital	-	205,275
Intercompany investment in subsidiary	534,586	-
Accumulated other comprehensive loss	(5,502)	(2,937)
Accumulated deficit	-	(22,049)
Total owner’s/stockholder’s equity	529,084	180,289
Total liabilities and owner’s/stockholder’s equity	$596,776	$694,068

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Consolidated Statements of Operations

(in thousands)

	Predecessor Entity			Successor Entity
	Years Ended December 31,		Period January 1 to February 14,	Period February 15 to December 31,
	2005	2006	2007	2007

Revenue	$524,367	$520,932	$58,833	$451,220
Cost of revenue	432,399	409,797	48,187	376,374
Gross profit	91,968	111,135	10,646	74,846
General and administrative expenses	32,703	45,677	9,383	42,927
Selling and marketing expenses	17,851	19,020	1,940	14,029
Operating income (loss)	41,414	46,438	(677)	17,890
Interest expense	910	892	34	34,467
Interest income	(397)	(259)	(44)	(1,025)
Income (loss) before income taxes	40,901	45,805	(667)	(15,552)
Provision (benefit) for income taxes	15,555	17,190	(292)	6,497
Net income (loss)	$25,346	$28,615	$(375)	$(22,049)

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accum-ulated Other Compre- hensive Income	Inter- company Investment in	Accum- ulated	Total Owner’s/ Stock- holder’s
	Shares	Amount	Capital	(Loss)	Subsidiary	Deficit	Equity
Predecessor Entity
Balance, December 31, 2004	-	$-	$-	$(5,129)	$511,150	$-	$506,021
Foreign currency translation adjustment	-	-	-	199	-	-	199
Net income	-	-	-	-	25,346	-	25,346
Total comprehensive income							25,545
Equity transfers and investment	-	-	-	-	(40,283)	-	(40,283)
Balance, December 31, 2005	-	-	-	(4,930)	496,213	-	491,283
Foreign currency translation adjustment	-	-	-	(572)	-	-	(572)
Net income	-	-	-	-	28,615	-	28,615
Total comprehensive income							28,043
Equity transfers and investment	-	-	-	-	9,758	-	9,758
Balance, December 31, 2006	-	-	-	(5,502)	534,586	-	529,084
Foreign currency translation adjustment	-	-	-	(166)	-	-	(166)
Net loss	-	-	-	-	(375)	-	(375)
Total comprehensive loss							(541)
Equity transfers and investment	-	-	-	-	13,310	-	13,310
Balance, February 14, 2007	-	$-	$-	$(5,668)	$547,521	$-	$541,853

Successor Entity
Balance, February 15, 2007	-	$-	$-	$-	$-	$-	$-
Effect of hedging activities, net of tax	-	-	-	(3,362)	-	-	(3,362)
Foreign currency translation adjustment	-	-	-	425	-	-	425
Net loss	-	-	-	-	-	(22,049)	(22,049)
Total comprehensive loss							(24,986)
Issuance of common stock	100	-	203,466	-	-	-	203,466
Equity-based compensation	-	-	909	-	-	-	909
Investment from parent	-	-	900	-	-	-	900
Balance, December 31, 2007	100	$-	$205,275	$(2,937)	$-	$(22,049)	$180,289

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Consolidated Statements of Cash Flows

(in thousands)

				Successor
	Predecessor Entity			Entity
			Period	Period
	Years Ended		January 1 to	February 15 to
	December 31,		February 14,	December 31,
	2005	2006	2007	2007
Cash flows from operating activities
Net income (loss)	$25,346	$28,615	$ (375)	$ (22,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,410	14,557	2,369	29,525
Equity-based compensation	686	1,075	1,477	909
Loss on disposal of property and equipment	7	1,587	7	-
Deferred income taxes	1,639	632	(19)	4,952
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(42,300)	18,970	(16,445)	1,589
Prepaid and other assets	(3,025)	508	343	(7,779)
Accounts payable	42,681	(37,062)	(4,508)	12,462
Accrued expenses and accrued interest	2,772	799	(664)	10,989
Advance payments on contracts	558	(15,632)	(1,206)	(3,140)
Other assets	(112)	(496)	-	1,960
Other long-term liabilities	1,944	825	125	1,429
Net cash provided by (used in) operating activities	43,606	14,378	(18,896)	30,847

Cash flows from investing activities
Acquisition, net of cash acquired	-	(8,092)	-	(615,206)
Capital expenditures	(22,920)	(7,793)	(3,727)	(7,406)
Net cash used in investing activities	(22,920)	(15,885)	(3,727)	(622,612)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	203,466
Borrowings under revolving credit facility	-	-	-	15,000
Repayment of borrowing under revolving credit facility	-	-	-	(15,000)
Proceeds from issuance of senior secured term loan	-	-	-	240,000
Repayment of senior secured term loan	-	-	-	(1,800)
Proceeds from issuance of senior subordinated notes	-	-	-	190,000
Debt financing costs	-	-	-	(14,498)
Excess tax benefit from equity-based compensation	-	322	-	-
Investment from parent	(40,448)	10,019	13,310	900
Capital lease payments	(1,202)	(1,231)	(39)	(265)
Net cash (used in) provided by financing activities	(41,650)	9,110	13,271	617,803
Effect of exchange rate changes on cash and cash equivalents	77	(2,228)	(166)	55
Net (decrease) increase in cash and cash equivalents	(20,887)	5,375	(9,518)	26,093
Cash and cash equivalents, beginning of period	27,225	6,338	11,713	-
Cash and cash equivalents, end of period	$6,338	$11,713	$ 2,195	$ 26,093

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment with capital lease	$1,066	$460	$-	$186
Intercompany transfers of property and equipment	165	(18)	-	-

Supplemental cash flow information
Interest paid	557	720	-	23,730
Income taxes paid	14,263	15,135	35	765

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Notes to Consolidated Financial Statements

(in thousands, except per-share amounts)

1.  Organization and Basis of Presentation

Basis of Presentation

Vangent, Inc. (“Vangent” or “Company” or “Successor Entity”) (formerly Pearson Government Solutions Business) is a 100%-owned subsidiary of Vangent Holding Corp. (formerly PGS Holding Corp.).  Vangent Holding LLC is the majority shareholder in Vangent Holding Corp.  Vangent Holding LLC (formerly PGS Holding LLC) is 90% owned by The Veritas Capital Fund III, L.P. and 10% owned by Pearson plc (“Pearson”).

On February 14, 2007, The Veritas Capital Fund III, L.P., Vangent Holding LLC (“Buyer Parent”) (formerly PGS  Holding LLC) and Vangent Holding Corp. (“Buyer”) consummated a stock purchase agreement with Pearson and certain other seller entities under which the Buyer acquired all of the equity interests of Pearson Government Solutions (“Predecessor Entity”).

 Prior to the date of acquisition, the carve-out financial statements of the Predecessor Entity include the managed group of entities under Pearson known as Pearson Government Solutions Business (“PGS”). PGS included the following legal entities: Pearson Government Solutions, Inc., Blueprint Technologies, Inc., Pearson Analytic Solutions, Inc., Pearson Canada Solutions, Limited, Soluciones Pearson Mexico, S.A. de C.V., NCS Servicios de Mexico, S.A. de C.V., Pearson Soluciones S.A., NCS Pearson Venezuela, C.A., Pearson Soluciones, Inc. and Pearson Government Solutions, Ltd. PGS also contained certain assets of NCS Pearson Inc., a 100%-owned subsidiary of Pearson representing the Pearson Performance Solutions group and the PGS International Headquarters group.

As a result of the application of the purchase accounting method and the valuation of assets and liabilities at fair value as of the date of the acquisition, the consolidated financial statements of the Successor Entity are not comparable with the Predecessor Entity.

Consolidation

The consolidated financial statements for the Successor Entity at December 31, 2007, and for the period February 15 to December 31, 2007, include the financial statements of Vangent, Inc. and its subsidiaries, all of which are 100%-owned:  Blueprint Technologies, Inc., PAS, Inc., Vangent Canada, Limited, Vangent Mexico, S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Argentina, S.A., Vangent Venezuela, C.A., Vangent Puerto Rico, Inc., and Vangent, Ltd.  Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements for the Predecessor Entity were prepared from Pearson’s accounting records and are presented on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the business. No direct ownership relationship existed among the operations comprising the business prior to the date of acquisition.  Accordingly, owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity.

Nature of Operations

Vangent serves customers in the U.S. Government, international governments, higher education, and the commercial human resource management sector. The Company’s primary focus is within U.S. and international governmental agencies which utilize third-party providers to design build and operate technologically advanced systems. The organizational structure focuses on defense, intelligence, homeland security, public health care sectors of the government market, as well as civilian agencies.  The Department of Health and Human Services represented 46% and the Department of Education represented 16% of total revenue in the period February 15 to December 31, 2007.

2. Vangent Acquisition Transaction (“Acquisition”)

On February 14, 2007, The Veritas Capital Fund III, L.P. (“Veritas Capital”) and the Buyer consummated a stock purchase agreement with Pearson and certain other seller entities under which the Buyer acquired all of the equity interests of (i) Pearson Government Solutions, Inc. and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. The purchase price for the Acquisition was as follows: (i) $560,000 in cash; (ii) $35,000 in Series A preferred stock of the Buyer; (iii) $5,000 in Series B preferred stock of the Buyer; and (iv) 10% of the Class A interests in the Buyer Parent. The cash portion of the purchase price was increased post-closing by $50, based upon an increase in the net assets of the business at closing as compared to net assets as of September 30, 2006.

In addition to the investments discussed above, the Acquisition was funded by:

•             Class A common equity investments in the Buyer Parent of $155,000 by Veritas Capital and Series B preferred stock in the Buyer of $2,000 by a third party investor;

•             9 5/8% senior subordinated notes of $190,000 maturing on February 15, 2015; and

•             Borrowings under a senior secured credit facility, consisting of a $240,000 term loan at the interest rate of the three-month LIBOR rate plus 2.25% and $5,000 drawn under a $50,000 revolving credit facility at an interest rate of the three-month LIBOR rate plus 2.50%.

Under the terms of the purchase agreement, Pearson paid $1,828 to Vangent, less an accrued tax benefit of $548 payable to Pearson, representing the actuarially determined unfunded liability of the portion of the Pearson pension plan applicable to certain Vangent employees.

The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by the Buyer (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities have been assigned new values which include part carryover basis and part fair value basis. The continuing stockholder’s residual interest in Vangent was applied to the incremental debt resulting from the Acquisition, and was accounted for as a deemed dividend and recognized as a reduction of equity. A third-party valuation of the assets and liabilities acquired was performed on identified intangible assets and the newly issued Series A and Series B preferred stock, and the allocation resulted in new identifiable intangible assets. Additional purchase accounting adjustments were made in accordance with SFAS No. 141, Accounting for Business Combinations, and related interpretations. The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill.

Adjustments to the purchase price allocation resulted in a net increase of $3,579 to goodwill during the period February 15 to December 31, 2007, as follows:  accounts receivable were reduced by $5,021, other assets were reduced by $418, and liabilities assumed were reduced by $1,860.  The adjusted price allocation follows:

Purchase Consideration
Cash paid to Pearson	$560,000
10% of Class A interests in Buyer Parent issued to Pearson	54,185
Less: deemed dividend	(47,697)
Series A preferred stock of Buyer issued to Pearson	35,020
Series B preferred stock of Buyer issued to Pearson	4,958
Transaction costs	32,000
$638,466

Allocation of Purchase Consideration
Cash	$2,195
Accounts receivable	113,881
Property and equipment	31,007
Deferred debt financing costs	14,013
Other assets	7,863
Identifiable intangible assets	216,406
Goodwill	301,873
Less: liabilities assumed	(55,825)
Net assets acquired	631,414
Additional cash received from Buyer	7,052
Net assets	$638,466

Goodwill of $301,873 resulted from the Acquisition, of which $235,383 is estimated to be tax deductible. Goodwill is amortized for income tax purposes.  Identifiable intangible assets were valued by an independent appraisal. In accordance with EITF 88-16, 10% of the residual value of the historical intangible assets was retained and 90% of the appraised value of identifiable intangible assets was recorded at fair value. A summary of intangible assets acquired follows:

		Weighted Average Life
	Amount	(in Years)
Customer relationships	$204,570	10.8
Intellectual property	11,178	Indefinite
Core and developed technology	603	4
Other	55	0.5
	$216,406

Unaudited Pro Forma Financial Information

Unaudited pro forma results of operations for the year ended December 31, 2006, that give effect to the Acquisition as if it took place on January 1, 2006, resulted in pro forma revenue of $520,932, the same as previously reported, and pro forma net loss of $22,763, compared with reported net income of $28,615.  The pro forma net loss reflects charges for pro forma amortization of Acquisition-related intangibles of $19,991 included in cost of revenue, pro forma Acquisition-related interest expense of $38,870, and a net pro forma provision for income tax of $9,145.

A summary of pro forma results of operations for the years ended December 31, 2006, and 2007, follows:

	Years Ended December 31,
	2006	2007
Pro Forma Consolidated Statements of
Operations Data
Revenue	$ 520,932	$ 510,053
Cost of revenue	429,788	427,060
Gross profit	91,144	82,993
General and administrative expenses	47,339	52,506
Selling and marketing expenses	19,020	15,969
Operating income	24,785	14,518
Interest (income) expense, net	39,503	38,381
Income (loss) before income taxes	(14,718)	(23,863)
Provision for income taxes	8,045	7,288
Net income (loss)	$ (22,763)	$ (31,151)

3.  Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year begins on January 1 and ends on December 31.  Quarterly periods are based on a four-week, four-week, five-week methodology.  As a result, the first quarter can include a partial or expanded week in the first four week period of the quarter.  Similarly, the last five-week period in the fourth quarter could be a partial or expanded week.

Revenue Recognition

Revenue is derived primarily from contracts with the U.S. Government.  Revenue is accounted for under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and revenue is recorded on a percentage of completion basis. Contracts with customers are fixed-price, cost-type, or time-and-materials contracts. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. All contract elements, such as design and early transition services, are separated into multiple components in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue under cost-type contracts is recognized as costs are incurred with applicable profits included in earnings based on negotiated profit rates. Incentive fees or penalties are recognized when accepted by the customers and the related contract modifications are received. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Service revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenue is recognized on a proportional performance model based upon the service rendered under the contract.

Revenue recognition requires judgment relative to assessing risks, estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs can be subject to many variables. Contract costs include labor, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. From time to time, facts develop that require revisions of revenue and cost estimates. To the extent that a revised estimate affects the current or an earlier period, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on a contract is recognized in the period in which the loss becomes probable and can be reasonably estimated.

Invoices to customers are prepared in accordance with the terms of the contract which may not be directly related to the performance of services.  Unbilled receivables are invoiced based upon the achievement of specific events as defined by a customer contract including deliverables, timetables, or incurrence of certain costs.   Advanced payments received from customers in excess of revenue earned are deferred until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue.

Software revenue is generated from licensing software and providing services, including maintenance and technical support and consulting. Revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and related interpretations.  Revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed and determinable, delivery of the software has occurred, and collectibility of the fee is probable. Revenue from software license sales, including maintenance and consulting services, is recognized based on fair values when all other recognition criteria are met. Service revenue for maintenance and technical support is recognized ratably over the service period. Other service revenue is recognized as services are provided.

Revenue from sales of products is recognized upon delivery to the customer.

Cost of Revenue

Cost of revenue includes professional compensation and other direct contract expenses, as well as costs attributable to the support of customer service professional staff, depreciation and amortization related to assets used in revenue generating activities, and other costs. Professional compensation consists of payroll costs and related benefits associated with customer service professional staff. Other direct contract expenses include costs directly attributable to customer contracts, such as out-of-pocket costs including travel and subsistence for customer service professional staff, costs of hardware and software, and costs of subcontractors. Estimated costs are accrued on contracts for which costs have been incurred but not yet invoiced. Accrual costs typically relate to subcontractor charges and reflect judgments and estimates.

Equity-Based Compensation

In accordance with SFAS No. 123R, Share-Based Payments (“SFAS 123R”), Vangent charges equity-based compensation expense for awards of Class B interests in Vangent Holdings LLC to its employees based on the grant-date fair value on a straight line basis over the total requisite service period for the award.

Prior to January 2006, equity-based compensation was accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and related interpretations (“SFAS 123”). Under SFAS 123 the fair-value of stock options is determined at the date of grant and is recognized as compensation expense over the requisite service period.  The fair value of the equity-based compensation was measured using the Black-Scholes model.

Financial Instruments

The fair value of financial instruments at December 31, 2007, follows:

	Successor Entity
	Carrying Amount	Fair Value
Long-term debt:
Variable-rate term loan under the senior secured credit facility	$238,200	$238,200
9 5/8% senior subordinated notes, due February 15, 2015	190,000	162,925
Liabilities:
Interest rate swap	3,508	3,508

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, approximates fair value due to their short term nature.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), derivatives that have been designated and qualify as cash flow hedge instruments are reported at fair value with the gain or loss on the effective portion of the hedge reported as a component of other comprehensive loss in the consolidated statement of stockholder’s equity.  Gain or loss on the ineffective portion is reported as a component of interest expense in the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents are composed of highly liquid instruments with original maturities of 90 days or less. Cash in bank accounts at times may exceed federally insured limits. Cash equivalents are comprised of repurchase agreements with a major commercial bank under which cash is invested in U.S. Treasury and U.S. government agency securities.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The risk related to trade receivables is mitigated by having contracts with departments and agencies of the U.S. Government.  The Company does not generally require collateral or other security to support trade receivables.  The Company does not have any off balance sheet credit exposure related to its trade receivables.  One customer represented 48% and 43% of accounts receivable at December 31, 2006 and 2007, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include amounts billed to customers and unbilled receivables representing recoverable costs incurred and accrued profit relating to contracts for which the customer has not yet been billed.

An allowance for doubtful accounts is maintained for trade accounts receivable as well as for estimates of unbilled receivables for overhead costs which may not be successfully negotiated and collected.  In determining the allowance management considers the probability of recoverability based on past experience and general economic conditions. The Company believes that the allowance is adequate and does not anticipate incurring significant losses on accounts receivable in excess of the allowance.

Property and Equipment

Property and equipment are carried at cost. Major improvements are capitalized, and maintenance and repairs and minor improvements are charged to expense as incurred.  Depreciation and amortization is based on the straight-line method and begins in the month the asset is put into service.  When assets are retired or otherwise disposed of, the assets cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. A summary of property and equipment follows:

	Predecessor Entity	Successor Entity
	December 31, 2006	Life (in years)	December 31, 2007
Computer hardware and software	$28,063	3 to 5	$13,893
Equipment and furniture	47,920	10	17,242
Leasehold improvements	14,758	3 to 15	3,172
	90,741		34,307
Accumulated depreciation amortization	(60,436)		(6,728)
Property and equipment, net	$30,305		$27,579

Depreciation and amortization of property and equipment was $12,291 and $13,486 for the years ended December 31, 2005 and 2006, respectively, $2,256 for the period January 1 to February 14, 2007, and $11,170 for the period February 15 to December 31, 2007.

Intangible Assets

Intangible assets resulting from the Acquisition were recorded based on an independent valuation and are amortized over their estimated useful lives unless the useful life is determined to be indefinite. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations.  A summary of intangible assets follows:

	Predecessor Entity	Successor Entity
	December 31, 2006	Weighted Average Life (in years)	December 31, 2007
Customer relationships	$11,700	10.8	$ 204,570
Intellectual property	6,334	Indefinite	11,178
Other	625	4	658
	18,659		216,406
Accumulated amortization	(17,977)		(18,379)
Intangible assets, net	$682		$ 198,027

Amortization of intangible assets was $1,119 and $1,071 for the years ended December 31, 2005 and 2006 respectively, $113 for the period January 1 to February 14, 2007, and $18,355 for the period February 15 to December 31, 2007.  Amortization of intangible assets for each of the next five years is estimated to be $20,942 per year.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets, other than goodwill and intangible assets with indefinite lives is evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.

Goodwill

Goodwill of $301,873 resulted from the Acquisition.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual impairment test. The first step of the impairment test compares the fair value of each of the reporting units with its carrying amount, including indefinite-lived assets. If fair value exceeds the carrying amount, indefinite-lived assets of the reporting unit are not considered impaired. If the carrying amount exceeds fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. The Company performs the annual test for impairment in the fourth quarter of the year. Based on the results of these tests, no impairment losses were identified.  A summary of goodwill follows:

	Predecessor Entity	Successor Entity
	December 31,	December 31,
	2006	2007
Goodwill	$471,349	$301,873
Accumulated amortization	(28,478)	-
Goodwill, net	$442,871	$301,873

In April 2006, the Predecessor Entity purchased Blueprint Technologies, Inc. (“Blueprint”) for $8,000 plus transaction costs. Blueprint specializes in architecture-based solutions in which a team of experienced architects and engineers design software applications and information technology structures for the federal and corporate markets. The total purchase price was allocated to assets acquired and liabilities assumed based on fair values, and the Acquisition resulted in goodwill of $6,482.  The results of operations of Blueprint are included in the consolidated financial statements since the acquisition date.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which an asset and liability approach is used for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carryforwards. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences.  Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts.  Deferred tax assets and liabilities are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized.  The effect of a change in tax rates is recognized in the provision for income tax in the period the change in rates is enacted.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized.  The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized.  The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2007, will not be realizable.  A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. deferred tax assets.  The valuation allowance will be reversed at such time that realization is believed to be more likely than not.  A reduction relating to the purchase accounting tax valuation allowance would be recorded as a reduction to goodwill, except beginning January 2009 with the implementation of SFAS No. 141(R), Business Combinations, reductions to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.

Litigation and Contingencies

Amounts associated with litigation and contingencies are recorded as charges to costs and expenses when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Legal fees are charged to expense as incurred.

Foreign Currency Translation

For operations outside the United States with functional currencies other than the U.S. dollar, results of operations and cash flows are translated at weighted average exchange rates during the period, and assets and liabilities are translated at year-end exchange rates. The cumulative effect of these translation adjustments is reported in accumulated other comprehensive income (loss).

Other Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report comprehensive income (loss) that includes unrealized gains (losses). Comprehensive income includes net income (loss) and the effect of foreign currency translation adjustments. No income taxes are provided on the cumulative translation adjustment since it is considered to be a component of a permanent investment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Such estimates include but are not limited to unbilled receivables, allowance for doubtful accounts, estimates to complete for customer contracts, liabilities for contingencies, accrued liabilities and expenses, amortization of intangibles, depreciation and amortization, and fair value estimates to test for goodwill impairment.  Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

4.              Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective beginning January 1, 2008, except that the effective date for nonfinancial assets and nonfinancial liabilities has been extended to January 1, 2009. The Company is evaluating the impact of adopting SFAS 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No.115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective beginning January 1, 2008. The Company is evaluating the impact of adopting SFAS 159 on its results of operations and financial position.

In December 2007 the FASB issued SFAS No.141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The new standards will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and may impact a company’s acquisition strategy. Key changes include: transaction costs and restructuring charges will be charged to expense; accounting for certain assets acquired and liabilities assumed in an acquisition will change significantly; certain contingent assets and liabilities will be recognized at fair value; earn-out arrangements will be measured at fair value until settled; in partial acquisitions, when control is obtained, the acquiring company will recognize and measure at fair value 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired; and minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The new standards become effective for Vangent beginning January 1, 2009, and will be applied prospectively.

In January 2008, the FASB issued Implementation Issue E23, Issues Involving the Application of the Shortcut Method under Paragraph 68, to provide guidance on certain practice issues related to the application of the shortcut method under SFAS 133 for assessing hedge effectiveness.  The guidance is effective beginning January 1, 2008, and the Company is evaluating the impact of adopting the guidance on its results of operations and financial position.

5.  Accounts Receivable

A summary of accounts receivable follows:

	Predecessor Entity	Successor Entity
	December 31,	December 31,
	2006	2007
Trade accounts receivable	$55,274	$59,301
Unbilled receivables	47,691	53,083
Other	899	726
	103,864	113,110
Allowance for doubtful accounts	(1,407)	(818)
Accounts receivable, net	$102,457	$112,292

A summary of the allowance for doubtful accounts follows:

	Balance Beginning of Period	Provision for Doubtful Accounts	Write Off	Balance End of Period

Predecessor Entity
Year ended December 31, 2005	$802	$1,243	$(83)	$1,962
Year ended December 31, 2006	1,962	1,064	(1,619)	1,407
Period January 1 to February 14, 2007	1,407	8	(18)	1,397

Successor Entity
Period February 15 to December 31, 2007	$1,397	454	(1,033)	$818

6.  Accounts Payable and Accrued Expenses

A summary of accounts payable and accrued expenses follows:

	Predecessor Entity	Successor Entity
	December 31, 2006	December 31, 2007
Accounts payable:
Trade accounts payable	$15,887	$10,047
Vendor obligations	13,090	26,934
	$28,977	$36,981

Accrued expenses:
Salaries and employee benefits	$12,148	$12,436
Sales and use and other taxes	1,724	1,812
Other	10,195	12,019
	$24,067	$26,267

7.  Long-Term Debt and Interest Rate Swap

A summary of long-term debt follows:

Successor Entity
December 31, 2007

Senior secured credit facility:
Term loan, due February 14, 2013, with interest at variable rates
(7.3% at December 31, 2007)	$238,200

9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000
428,200
Less: current portion	(7,325)
Long-term debt, less current portion	$420,875

Scheduled maturities of long-term debt follow:

Years Ending December 31
2008	$7,325
2009	2,400
2010	2,400
2011	2,400
2012	2,400
Thereafter	411,275
$428,200

Debt financing costs of $14,498 were incurred in connection with long-term debt.  The costs are deferred and are being amortized to interest expense over the term of the debt.

Senior Secured Credit Facility

The senior secured credit facility consists of a term loan of $238,200 due February 14, 2013, and an available revolving credit facility of up to $50,000 that expires February 14, 2012.  The term loan was borrowed at the closing to fund the Acquisition.  Amounts available under the revolving credit facility may be utilized to fund working capital or other general corporate purposes. As of December 31, 2007, there were no borrowings outstanding under the revolving credit facility.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.25-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.25-2.50%. The term loan is scheduled to be repaid in 20 remaining quarterly installments of $600 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined in the term loan agreement.  Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. At December 31, 2007, the current portion of $7,325 included $4,925 due March 30, 2008, under the excess cash flow requirement. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio.

9 5/8% Senior Subordinated Notes

In February 2007, the Company completed an offering of $190,000 principal amount of 9 5/8 % senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. Proceeds of the offering were used to fund the Acquisition.  The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility.  The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the notes.

On or prior to February 15, 2010, the Company may redeem the notes with the net cash proceeds of one or more equity offerings at 109.625% of the principal amount, provided that at least 65% of the principal amount of the notes originally issued remains outstanding immediately following such redemption.  At any time prior to February 15, 2011, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount plus an applicable premium, as defined, and additional interest, as defined. The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.

Interest Rate Swap on Variable-Rate Term Loan under Senior Secured Credit Facility

In February 2007, the Company entered into a three-year interest rate swap agreement with Wachovia Bank, N.A. to eliminate the variability of probable cash flows due to fluctuations in LIBOR interest rates on a notional amount of $140,000 of the senior secured term loan. The notional amount will amortize down to $120,000 on February 25, 2008, and $110,000 on February 25, 2009, until expiration on February 25, 2010. Under the terms of the swap agreement, the Company exchanged its floating LIBOR interest rate for a fixed interest rate of 5.215% for a period of three years.

The counterparty to this agreement is a highly rated financial institution. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty.

In accordance with SFAS 133, the Company documented its risk management objective and nature of the risk being hedged and designated the interest rate swap as a cash flow hedge at inception of the agreement.  The Company performs a quarterly analysis of the effectiveness of the hedge and concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility.  The fair value of $3,508 for the interest rate swap at December 31, 2007, is reported as a liability  (current portion of $1,413) in the consolidated balance sheet, the unrealized loss of $3,362 is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity and the remaining ineffective portion of $146 is reported as interest expense.

The use of derivative financial instruments is limited to this interest rate swap, the purpose of which is to hedge the cash flows of $140,000 of the variable-rate term loan. The Company does not hold or issue derivative financial instruments for speculative purposes.

8.  Leases

The Company leases office facilities and equipment under capital and operating leases. The Company capitalizes and amortizes leasehold improvements along with a corresponding deferred rent liability for the cost of leasehold improvements funded by or reimbursed by the lessor.  Rent expense is accrued for rent holidays and abatements along with a corresponding deferred rent liability.  Future minimum lease payments under leases with initial terms of one year or more follow:

	Successor Entity
Years Ending December 31	Capital Leases	Operating Leases
2008	$274	$15,155
2009	161	14,798
2010	48	12,065
2011	-	10,285
2012	-	8,743
Thereafter	-	21,187
Total future minimum lease payments	483	$82,233
Less: amount representing interest	(35)
Net present value of future minimum lease payments	448
Less: current portion	(251)
Capital lease obligations, less current portion	$197

Rent expense amounted to $12,660 and $16,125 for the years ended December 31, 2005 and 2006, respectively.  Rent expense amounted to $2,137 for the period January 1 to February 14, 2007, and $13,293 for the period February 15 to December 31, 2007.

9.  Income Taxes

	Predecessor Entity			Successor Entity
	Years Ended December 31,		Period January 1 to February 14,	Period February 15 to December 31,
	2005	2006	2007	2007

Income (loss) before income taxes
Federal	$38,139	$40,395	$(867)	$(18,995)
Foreign	2,762	5,410	200	3,443
	$40,901	$45,805	$(667)	$(15,552)

Provision (credit) for income tax
Current:
Federal	$11,587	$12,111	$(264)	$-
State	1,723	1,843	(47)	-
Foreign	554	1,374	35	1,545
	13,864	15,328	(276)	1,545
Deferred:
Federal	1,442	1,585	(16)	5,004
State and foreign	249	277	-	(52)
	1,691	1,862	(16)	4,952
	$15,555	$17,190	$(292)	$6,497

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

				Successor
	Predecessor Entity			Entity
			Period	Period
	Years Ended		January 1 to	February 15 to
	December 31,		February 14,	December 31,
	2005	2006	2007	2007

U.S. Federal statutory tax rate	35%	35%	35%	35%
State income tax, net of federal benefit	3	3	5	4
Foreign operations	(1)	(1)	5	-
Charged in tax valuation allowance	-	-	-	(80)
Non deductible expenses	1	1	(1)	(1)
Effective tax rate	38%	38%	44%	(42)%

A summary of deferred tax assets (liabilities) follows:

	Predecessor Entity	Successor Entity
	December 31, 2006	December 31, 2007
Deferred tax assets:
Net operating loss carryforward	$-	$6,933
Intangible assets	-	6,030
Deferred transaction costs	-	5,953
Depreciation	-	1,997
Interest rate swap	-	1,296
Accrued expenses	2,013	615
Other	1,257	2,170
Deferred tax assets	3,270	24,994

Deferred tax liabilities:
Amortization of goodwill	-	(5,292)
Intangible assets	(1,979)	-
Other	(187)	(271)
Deferred tax liability	(2,166)	(5,563)
Tax valuation allowance	-	24,908
Net deferred tax asset (liability)	$1,104	$(5,477)

A summary of activity for the tax valuation allowance follows:

Balance, February 15, 2007	$-
Additions:
Purchase accounting valuation allowance	11,177
Charged to provision for income taxes	12,435
Other comprehensive loss	1,296
Balance, December 31, 2007	$24,908

                In connection with the Acquisition, an election was made under Section 338(h)(10) of the Internal Revenue Code under which assets, including goodwill and intangible assets, were stepped up to fair value for income tax purposes.  A purchase accounting tax valuation allowance of $11,177 was established in connection with the Acquisition. The net change in the tax valuation allowance was an increase of $13,731 for the period February 15 to December 31, 2007, of which $1,296 relates to other comprehensive loss.

At December 31, 2007, Vangent had a U.S. net operating loss carryforward of $18,000 scheduled to begin to expire in 2027. Utilization of the net operating loss carryforward may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code. The Company has not accrued a provision for income taxes on undistributed earnings of its foreign subsidiaries, since such earnings are considered to be reinvested indefinitely.  If the earnings were distributed, federal income and foreign withholding taxes would apply. The amount of the unrecognized income tax associated with the undistributed earnings was not material at December 31, 2007.

A valuation allowance is recorded against deferred tax assets when it is determined that it is more likely than not that a tax benefit will not be realized.  Realization of net deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the U.S. net operating loss carryforward. Based on an assessment of available evidence, including the net operating loss in the period February 15 to December 31, 2007, the Company determined that it was more likely than not that its future taxable income would not be sufficient to realize the U.S. federal, state and local deferred tax assets at December 31, 2007.  Accordingly, a full valuation allowance has been established against the U.S. deferred tax assets. If the valuation allowance is reduced in future periods, a portion of the reduction would be recorded as a reduction to goodwill, except beginning January 2009, with the implementation of SFAS No. 141(R), reductions to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.

Deductions for compensation expense relating to equity-based compensation result in an income tax benefit. The Company has elected the alternative transition method for calculating the tax effects of equity-based compensation.  The alternative transition method is a simplified method to determine the impact of vested awards.

Accounting for Uncertainty in Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), became effective and was adopted by the Predecessor Entity in January 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. In accordance with the Acquisition agreement, Vangent is indemnified and is not liable for any income taxes that relate to the pre-Acquisition periods prior to February 15, 2007.  Adoption of FIN 48 did not have a material effect on the results of operations or financial position.  There was no liability or unrecognized tax benefit relating to the adoption of FIN 48 and none at December 31, 2007.  Vangent does not expect changes in unrecognized tax benefits within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.  In view of the tax valuation allowance, future changes in unrecognized tax benefits, if any, are not expected to have an impact on the provision for income tax or the effective tax rate.

Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent expects to file its initial income tax returns beginning with the period February 15 to December 31, 2007, which will be subject to examination by federal, state, local, or foreign tax authorities.   Interest and penalties relating to income taxes, if any, are charged to the provision for income taxes.  There were no interest and penalties relating to adoption of FIN 48 and none for the period February 15 to December 31, 2007.

Predecessor Entity

Prior to the Acquisition, the U.S. entities that were part of the Predecessor Entity were included in Pearson’s consolidated tax returns, and the provision for income taxes was determined on a separate return basis. The U.S. entities were subject to a tax sharing agreement with Pearson, under which they paid or received their share of the consolidated group’s taxes.  The tax sharing agreement was terminated prior to the Acquisition.  The consolidated tax returns are subject to tax audit examinations for open tax periods prior to the Acquisition and the U.S. entities that are now part of the Successor Entity will not be affected by tax refunds or liabilities attributed to Predecessor Entity tax filings.

The Predecessor Entity assessed deferred tax assets and the need for a tax valuation allowance on a separate return basis. The assessment involved judgment with respect to benefits that may be realized. The Predecessor Entity concluded, based on available evidence, it was more likely than not that deferred tax assets would be realizable and therefore no tax valuation allowance was recorded at December 31, 2006.

10.   Commitments and Contingencies

University of California CASA Contract

In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop working on that contract.  The contract was for the development of a Centralized Admissions and Scholarships Applications system (“CASA”). Under the contract, we were to develop a web-based application and scholarship system to be deployed in the summer of 2007 and provide managed services and software modifications through June 2010. The development of the web-based application and scholarship system was accounted for under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, with revenue based on a percentage of completion basis. The Company recorded a loss of $4,157 for the period February 15 to December 31, 2007, associated with the notice for costs incurred in connection with the contract. We have entered into discussions with the University of California to negotiate a settlement of this dispute and a mediation hearing has been scheduled. We believe that we have meritorious defenses to any claim that the University of California might bring relating to this contract.  During January 2008, the Company received a letter from its insurance carrier denying the initial request for coverage arising out of the dispute with the University of California. We have disputed the carrier’s denial of coverage and are in the process of providing additional information to our carrier in support of the coverage request.  Accordingly, based on all of the foregoing, at the present time, we are unable to predict our liability, if any, to the University of California or the amount of insurance coverage that we might receive and have therefore not recorded any additional loss contingency.  Our professional liability insurance policy provides for a $500 retention.

Loss of Data

In September 2007, the Company became aware of an event which could lead to the loss of third party confidential information. The Company believes that it is adequately insured with respect to this exposure under its professional liability insurance beyond a $500 retention; however there can be no assurances that this will be the case.

Transportation Security Administration

In February 2002, the Transportation Security Administration (“TSA”) awarded the Predecessor Entity a contract to assess and recruit passenger screeners for airports by November 19, 2002, the date mandated by Congress. The contract expired on December 31, 2002, and the Predecessor Entity was not awarded the subsequent contract. During the term of the agreement, the contract was modified multiple times and the contract value increased from an original bid of $100,000 to $742,000. This amount was eventually fully funded by TSA. As of December 31, 2002, Predecessor Entity had earned the maximum allowed under the core contract funding level of $731,000 together with an additional $11,000 in connection with the pilot program. The pilot program contract ended in 2003.

The Predecessor Entity recorded a liability for costs associated with the TSA contract in the year ended December 31, 2002, and paid subcontractor vendor accruals of $2,450 in the year ended December 31, 2005.

The Predecessor Entity was provided an exemption letter from the TSA with regard to state and local sales tax exemption in connection with performance under the TSA contract. Accordingly, certain state and local sales taxes were not paid to hotels where business was conducted on behalf of the TSA. In 2004, several states notified the Predecessor Entity that they do not recognize this federal customer exemption to state sales tax. Accordingly, the Predecessor Entity performed an analysis of the potential claims for sales tax payment on a state-by-state basis. This liability was recognized by the Predecessor Entity in connection with the 2004 TSA contract settlement when the ability to pass these costs back to the TSA was no longer available. In connection with this matter, the Predecessor Entity recorded a $4,000 sales tax reserve at December 31, 2004, with the plan to release the reserve in connection with the passage of the statute of limitations in the respective states. In 2005, approximately $2,600 of the reserve was released based on the passage of the statute of limitations in various states. At December 31, 2005 and 2006, the remaining reserve was approximately $1,400 and $176, respectively.

The Department of Homeland Security Inspector General is investigating the contract in conjunction with the U.S. Department of Justice (“DOJ”) to determine whether the Predecessor Entity or its subcontractors violated the Civil False Claims Act, which imposes liability on those who “knowingly” present a “false or fraudulent claim” to the U.S. Federal government. A “knowing” false claim is presented with actual knowledge of the false statement, or actions amounting to deliberate ignorance or reckless disregard of the truth. Monetary liability under the Civil False Claims Act includes treble damages plus civil penalties of $5.5 to $11.0 per false claim. The Acquisition agreement provides that Pearson will indemnify Vangent, the Buyer and its other affiliates without regard to any time limitation for 50% of any losses incurred in connection with the investigation up to the aggregate amount of $20,000 and for 100% of any losses in excess of $20,000. The Predecessor Entity established an additional accrued liability of $4,648 for the year ended December 31, 2006, for settlement negotiations with respect to the ongoing investigation of its performance and billings under the TSA contract.  An additional liability $1,000 was recorded for the period January 1 to February 14, 2007, as settlement negotiations between the parties continued.  In connection with the Acquisition and related cost-sharing provisions, Vangent recorded a receivable of $2,824 from Pearson representing 50% of the expected accrued losses.  There are continuing discussions between the parties with regard to a settlement.

A summary of activity for the TSA accrued liability follows:

	Vendor	Sales Tax	Other
	Accruals	Accruals	Accruals	Total
Predecessor Entity
Balance, December 31, 2004	$2,846	$4,000	$820	$7,666
Additions to accrual	20	-	10	30
Release of accrual or payments made	(2,450)	(2,600)	(390)	(5,440)
Balance, December 31, 2005	416	1,400	440	2,256
Additions to accrual	-	-	5,055	5,055
Release of accrual or payments made	(396)	(1,224)	(732)	(2,352)
Balance, December 31, 2006	20	176	4,763	4,959
Additions to accrual	-	-	1,000	1,000
Balance, February 14, 2007	$20	$176	$5,763	$5,959

Successor Entity
Balance, February 15, 2007	$20	$176	$5,763	$5,959
Release of accrual or payments made	(20)	(176)	(115)	(311)
Balance, December 31, 2007	$-	$-	$5,648	$5,648

Other

The Company is subject to legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.

11.  Retirement Plans

Pension Plan

In connection with the Acquisition, Vangent became obligated to fund the unfunded portion of defined pension benefits for 37 employees in the United Kingdom that were participating in the Predecessor Entity’s defined benefit pension plan.  Under the terms of the Acquisition agreement, Pearson paid $1,828 to Vangent representing the actuarially determined unfunded liability applicable to the employees as of the Acquisition date, and Vangent contributed the funds to the Predecessor Entity’s defined benefit plan to satisfy its obligation.  Subsequent to the Acquisition, Vangent established a defined benefit plan to fund ongoing benefits earned by the employees, and costs were $203 for the period February 15 to December 31, 2007.

Defined Contribution Plans

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Costs representing the Company’s matching contributions to retirement savings plans amounted to $3,799 for the period February 15 to December 31, 2007.

Costs incurred by the Predecessor Entity for retirement savings plans were based an allocation of labor costs and amounted to $6,012 and $6,762 for the years ended December 31, 2005 and 2006, respectively, and $478 for the period January 1 to February 14, 2007.

Pearson operated a non-qualified supplemental deferred compensation plan under which employees earning $90 or above, could voluntarily defer up to 70% of their base cash compensation, and up to 80% of their cash bonus compensation. The compensation deferrals were contributed to a supplemental deferred compensation plan, and were not subject to income taxes until distributed to the participant.   Outside of the United States (United Kingdom, Canada, Argentina, Mexico, and Venezuela) employees could participate in various plans or self managed local benefit plans depending on the country of employment and the employment laws of the country.

12.  Equity-Based Compensation

Successor Entity

No stock options are authorized and no stock options were granted by Vangent during the period February 15, 2007 to December 31, 2007.

In the period February 15 to December 31, 2007, certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.  Vangent Holding LLC conducts no operations and was established solely for the purpose of holding equity in Vangent. At December 31, 2007, the aggregate individual grants of Class B interests represented 4.9% of the profit interests in Vangent Holding LLC. The Class B interests are subject to a vesting schedule which vests 20% on each February 14 until February 14, 2012, when such ownership becomes fully vested or on each anniversary of the date on which a Class B member became a full-time employee or outside director after February 14, 2007 until fully vested. The unvested portion of Class B interests reverts to the holders of Class A interests in the event they are forfeited or reduced in accordance with the terms of the operating agreement governing Vangent Holding LLC. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the holders of Class B interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, the Vangent Holding LLC operating agreement limits Class B interests to 7.5% in the aggregate.

A summary of activity for grants of Class B interests in Vangent Holdings LLC follows:

		Fair Value at
	Class B	Date of
	Interests	Grant
Balance, February 15, 2007	-	$-
Grants	5.3%	5,946
Forfeitures	0.4	(454)
Balance, December 31, 2007	4.9%	$5,492

The fair value of the Class B interests amounted to $5,996 at the date of grant based upon the value of the interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A interests in February 2007.  In accordance with SFAS 123R, Vangent charges equity-based compensation expense based on the grant-date fair value on a straight-line basis over the total requisite service period for the award.  Equity-based compensation expense amounted to $909 for the period February 15 to December 31, 2007.  The unamortized amount of compensation was $4,583 at December 31, 2007, and is scheduled to be amortized to compensation expense as follows:

Years Ending December 31,
2008	$1,112
2009	1,098
2010	1,098
2011	1,098
2012	177
$4,583

Predecessor Entity

Prior to January 2006, the Predecessor Entity accounted for employee equity-based compensation using the fair value method in accordance with SFAS 123. Under the fair value method, stock options were valued on the date of grant, and equity-based compensation expense was recognized over the service period. Grants of restricted stock awards were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the underlying stock, and such value was recognized as an expense over the corresponding service period.

Effective January 2006, the Predecessor Entity adopted SFAS 123R using the modified prospective approach and prior periods were not restated. Under SFAS 123R, equity-based awards granted prior to its adoption are expensed over the remaining portion of their service or vesting periods. The awards are expensed under the accelerated amortization approach using the same fair value measurements which were used under SFAS 123. For equity-based awards granted on or after January 2006, equity-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally a four-year vesting period.

A summary of activity for stock options and restricted stock awards follows:

	Stock Options		Restricted Stock Awards
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Price
Balance, December 31, 2004	283	$15.89	192	$8.66
Granted	6	9.57	111	9.78
Exercised	–	–	–	–
Restricted stock awards vested	–	–	(84)	8.01
Forfeited	(41)	15.76	(13)	9.22
Balance, December 31, 2005	248	15.75	206	9.49
Granted	13	11.23	64	13.76
Exercised	(31)	12.10	–	–
Restricted stock awards vested	–	–	(40)	8.32
Forfeited	(17)	16.12	(17)	9.59
Balance, December 31, 2006	213	15.98	213	10.99
Exercised	–	–	–	–
Restricted stock awards vested	–	–	(213)	10.99
Balance, February 14, 2007	213	15.98	–	–

Equity-based compensation expense amounted to $686 and $632 for the years ended December 31, 2005 and 2006, respectively. For the period from January 1 to February 14, 2007, the remaining balance of 213 stock options outstanding was vested in full, resulting in equity-based compensation expense of $1,477. The intrinsic value of stock options exercised (the market price of common stock at the date of exercise less the exercise price) was $0 and $50 for the years ended December 31, 2005 and 2006, respectively, and $0 for the period January 1 to February 14, 2007.

                The weighted average fair value of stock options and restricted stock awards granted was determined using a Black-Scholes pricing model and the following weighted average assumptions:

	Predecessor Entity
	Years Ended December 31,
	2005	2006
Stock Options
Weighted average fair value	$4.38	$4.22
Weighted average share price	$12.32	$13.65
Weighted average exercise price	$9.57	$11.23
Expected life (years)	3.4	3.8
Expected volatility	36%	27%
Risk free rate	4.5%	4.5%
Expected dividend yield	2.4%	2.4%

Restricted Stock Awards
Weighted average fair value	$10.70	$9.92
Weighted average share price	$11.97	$13.57
Expected life (years)	4.5	5.0
Expected volatility	41%	38%
Risk free rate	4.6%	4.5%
Expected dividend yield	2.5%	2.5%

Prior to the Acquisition, the Predecessor Entity operated various other equity-based compensation plans, including a profit sharing plan, employee stock purchase plan, and long-term incentive plan.  At the Acquisition date, the plans ceased to exist and all outstanding amounts were fully vested.

13.  Related Party Transactions

Successor Entity

Vangent pays an annual management fee of $1,000 to Veritas Capital for general business management, financial, strategic and consulting services.

 Included in the purchase consideration relating to the Acquisition is a one-time transaction fee of $10,000 paid to Veritas Capital as consideration in connection with planning, structuring, and consummating the Acquisition.

Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.  Vangent Holding LLC conducts no operations and was established solely for the purpose of holding equity in Vangent.

Predecessor Entity

Pearson provided full funding for the operation of the Predecessor Entity. Pearson viewed all intercompany balances as an equity investment in the subsidiaries and did not require payment to or from the subsidiaries for the outstanding amount. Pearson did not receive or charge interest on the intercompany amount. Pearson guaranteed the Predecessor Entity’s leases and performance bonds and charged interest for these guarantees. Included in interest expense is $707 and $675 for intercompany interest for the years ended December 31, 2005 and 2006, respectively.

The Predecessor Entity received support from Pearson. Pearson allocated costs based on a percent of revenue or headcount measures to cover support and services in the following areas: accounting, financial reporting, insurance, legal, human resources, payroll, tax, business licenses, public relations, charitable contributions and other services. The Predecessor Entity received technology support from Pearson with costs allocated based on various cost drivers.  The Predecessor Entity received printing, packaging, and distribution services from Pearson with costs based on standard rates.  Employees participated in various Pearson pension, health care, defined contribution and other benefit plans. The pro rata costs related to these plans were allocated based on headcount.  Management believes the above allocations represent a reasonable allocation methodology. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the business had been operating as a stand-alone entity. It is not practical to estimate the costs and expenses that would have resulted on a stand-alone basis.

Under a Transition Services Agreement, dated February 9, 2007, Pearson provided information technology, human resources and other services to Vangent for the period February 15 to December 31, 2007.

A summary of costs allocated by Pearson for support services follow:

	Predecessor Entity			Successor Entity
	Years Ended December 31,		Period January 1 to February 14,	Period February 15 to December 31,
	2005	2006	2007	2007
Cost of revenue	$32,949	$38,775	$3,140	$18,008
Other operating expenses	10,116	9,925	140	1,998
	$43,065	$48,700	$3,280	$20,006

14.   Business Segment, Major Customers and Geographic Area Information

Business Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Vangent reports operating results and financial data in three segments: government group, commercial group and international group. The government group customers are primarily U.S. federal agencies.  The government group assists civilian, defense and intelligence agencies as well as government-related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission-critical systems and delivers a wide range of business process outsourcing solutions.  The commercial group designs and builds workforce solutions that automate and improve the recruitment, assessment, selection and development of an organization’s workforce.  The international group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers. The corporate component represents assets and costs not included in a reporting segment and includes deferred taxes and unallocated general corporate costs.

Vangent evaluates the performance of its operating segments based on operating income, but does not measure revenue or operating income by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so.  The new basis of accounting resulting from the Acquisition in February 2007 has a significant effect on the operating loss in the period February 15 to December 31, 2007.

Summarized financial information for business segments follows:

	Predecessor Entity			Successor Entity
	Years Ended		Period January 1 to	Period February 15 to
	December 31,		February 14,	December 31,
	2005	2006	2007	2007
Revenue:
Government group	$442,858	$425,650	$47,011	$356,449
Commercial group	35,408	33,658	3,302	30,605
International group	46,101	61,624	8,520	64,166
	$524,367	$520,932	$58,833	$451,220

Operating income (loss):
Government group	$36,834	$39,912	$647	$15,065
Commercial group	3,125	3,119	(496)	2,637
International group	1,777	3,640	(281)	1,097
	41,736	46,671	(130)	18,799
Corporate	(322)	(233)	(547)	(909)
	$41,414	$46,438	$(677)	$17,890

Depreciation and amortization:
Government group	$6,622	$7,021	$1,352	$23,439
Commercial group	2,184	2,233	447	1,185
International group	4,604	5,303	570	4,901
	13,410	14,557	2,369	29,525
Corporate	-	-	-	-
	$13,410	$14,557	$2,369	$29,525

	Predecessor Entity	Successor Entity
	December 31, 2006	December 31, 2007
Property and equipment, net:
Government group	$15,292	$14,774
Commercial group	1,447	2,102
International group	13,566	10,703
	$30,305	$27,579

Goodwill:
Government group	$369,066	$247,677
Commercial group	45,518	19,159
International group	28,287	35,037
	$442,871	$301,873
Long-lived assets, net (includes property and equipment, intangible assets and goodwill)
Government group	$384,946	$430,022
Commercial group	47,668	39,384
International group	41,993	58,359
	474,607	527,765
Corporate	-	12,448
	$474,607	$540,213

Total assets:
Government group	$481,323	$553,033
Commercial group	52,910	48,934
International group	59,595	79,653
	593,828	681,620
Corporate	2,948	12,448
	$596,776	$694,068

Major Customers

Customers that represented 10% or more of total revenue follow:

	Predecessor Entity			Successor Entity
	Years Ended		Period January 1 to	Period February 15 to
	December 31,		February 14,	December 31,
	2005	2006	2007	2007
Department of Health and Human Services	42%	40%	36%	46%
Department of Education	18%	18%	23%	16%

Geographic Area Information

Revenue and long-lived assets (includes property and equipment, intangible assets, and goodwill) by the geographic location of the entity performing the service follows:

	Predecessor Entity			Successor Entity
	Years Ended		Period January 1 to	Period February 15 to
	December 31,		February 14,	December 31,
	2005	2006	2007	2007
Revenue by geographic area:
Domestic	$478,266	$459,308	$50,313	$387,054
International	46,101	61,624	8,520	64,166
	$524,367	$520,932	$58,833	$451,220

	Predecessor Entity	Successor Entity
	December 31, 2006	December 31, 2007
Long-lived assets, net, by geographic area:
Domestic	$432,614	$481,854
International	41,993	58,359
	$474,607	$540,213

15.  Condensed Guarantor and Non-Guarantor Financial Information

                In connection with the Acquisition by Veritas Capital and the related financing, Vangent issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers under the provisions of Rule 144A under the Securities Act of 1933 and to non-U.S. persons under the provisions of Regulation S under the Securities Act of 1933. The notes are general obligations of Vangent, Inc. and are jointly and severally, irrevocably and unconditionally, guaranteed on a senior basis by certain 100% owned subsidiaries consisting of Blueprint Technologies, Inc. and PAS, Inc. (“Guarantors”). Certain other 100% owned subsidiaries do not guarantee the notes (“Non-Guarantors”). These entities include Vangent Canada, Limited, Vangent Mexico, and S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Argentina, S.A., Vangent Venezuela, C.A., Vangent Puerto Rico, Inc., and Vangent, Ltd.

                Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and Guarantors and for the Non-Guarantors follow:

Condensed Combining Balance Sheets

	Predecessor Entity			Successor Entity
	December 31, 2006			December 31, 2007
	Issuer and Guarantors	Non- Guarantors	Total	Issuer and Guarantors	Non- Guarantors	Total
Assets
Current assets
Cash and cash equivalents	$ 8,341	$ 3,372	$ 11,713	$ 19,022	$ 7,071	$ 26,093
Accounts receivable, net	90,694	11,763	102,457	102,398	9,894	112,292
Deferred tax asset	2,948	-	2,948	-	-	-
Prepaid and other assets	2,378	2,673	5,051	11,163	4,307	15,470
Total current assets	104,361	17,808	122,169	132,583	21,272	153,855
Property and equipment, net	16,753	13,552	30,305	16,891	10,688	27,579
Intangible assets, net	682	-	682	198,027	-	198,027
Goodwill	414,584	28,287	442,871	266,836	35,037	301,873
Deferred debt financing costs, net	-	-	-	12,448	-	12,448
Other assets	608	141	749	154	132	286
Total assets	$ 536,988	$ 59,788	$ 596,776	$ 626,939	$ 67,129	$ 694,068

Liabilities and Owner’s/
Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$ -	$ -	$ -	$ 7,325	$ -	$ 7,325
Accounts payable	21,687	7,601	29,288	34,743	2,238	36,981
Accrued expenses	17,804	6,263	24,067	19,825	6,442	26,267
Accrued interest	-	-	-	8,547	-	8,547
Deferred tax liability	-	-	-	852	-	852
Advance payments on contracts	3,988	4,802	8,790	2,715	1,729	4,444
Total current liabilities	43,479	18,666	62,145	74,007	10,409	84,416
Long-term debt, net of current portion	-	-	-	420,875	-	420,875
Other long-term liabilities	3,703	-	3,703	3,746	117	3,863
Deferred tax liability	1,319	525	1,844	4,440	185	4,625
Total liabilities	48,501	19,191	67,692	503,068	10,711	513,779
Owner’s/stockholder’s equity	488,487	40,597	529,084	123,871	56,418	180,289
Total liabilities and owner’s/stockholder’s equity	$ 536,988	$ 59,788	$ 596,776	$ 626,939	$ 67,129	$ 694,068

Condensed Combining Statements of Operations

	Predecessor Entity
	Year Ended December 31, 2005			Year Ended December 31, 2006
	Issuer and Guarantors	Non- Guarantors	Total	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$478,382	$45,985	$524,367	$459,401	$61,531	$520,932
Cost of revenue	394,886	37,513	432,399	359,769	50,028	409,797
Gross profit	83,496	8,472	91,968	99,632	11,503	111,135
General and administrative expenses	30,124	2,579	32,703	42,367	3,310	45,677
Selling and marketing expenses	14,832	3,019	17,851	15,545	3,475	19,020
Operating income	38,540	2,874	41,414	41,720	4,718	46,438
Interest (income) expense, net	735	(222)	513	685	(52)	633
Income before income taxes	37,805	3,096	40,901	41,035	4,770	45,805
Provision for income taxes	14,585	970	15,555	15,337	1,853	17,190
Net income	$23,220	$2,126	$25,346	$25,698	$2,917	$28,615

	Predecessor Entity			Successor Entity
	Period January 1 to February 14, 2007			Period February 15 to December 31, 2007
	Issuer and Guarantors	Non- Guarantors	Total	Issuer and Guarantors	Non- Guarantors	Total
Revenue	$50,349	$8,484	$58,833	$387,358	$63,862	$451,220
Cost of revenue	40,437	7,750	48,187	321,764	54,610	376,374
Gross profit	9,912	734	10,646	65,594	9,252	74,846
General and administrative expenses	9,001	382	9,383	40,027	2,900	42,927
Selling and marketing expenses	1,590	350	1,940	11,191	2,838	14,029
Operating income (loss)	(679)	2	(677)	14,376	3,514	17,890
Interest (income) expense, net	(21)	11	(10)	33,580	(138)	33,442
Income (loss) before income taxes	(658)	(9)	(667)	(19,204)	3,652	(15,552)
Provision (benefit) for income taxes	(327)	35	(292)	5,289	1,208	6,497
Net income (loss)	$(331)	$(44)	$(375)	$(24,493)	$2,444	$(22,049)

Condensed Combining Statements of Cash Flows

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2005			Year Ended December 31, 2006
	Issuer and Guarantors	Non- Guarantors	Total	Issuer and Guarantors	Non- Guarantors	Total
Cash flows from operating activities
Net income	$ 23,220	$2,126	$25,346	$25,698	$2,917	$28,615
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,806	4,604	13,410	9,425	5,132	14,557
Equity-based compensation	686	-	686	632	-	632
Loss on disposal of property and equipment	7	-	7	1,062	13	1,075
Deferred income taxes	1,639	-	1,639	1,062	525	1,587
Changes in operating assets and liabilities:	-
Accounts receivable	(36,923)	(5,377)	(42,300)	21,354	(2,384)	18,970
Prepaid and other assets	(1,535)	(1,490)	(3,025)	744	(236)	508
Accounts payable	38,717	3,964	42,681	(39,276)	2,214	(37,062)
Accrued expenses and accrued interest	4,129	(1,357)	2,772	(542)	1,341	799
Advance payments on contracts	8,248	(7,690)	558	(10,572)	(5,060)	(15,632)
Other assets	(30)	(82)	(112)	(438)	(58)	(496)
Other long-term liabilities	1,944	-	1,944	825	-	825
Net cash provided by (used in) operating activities	48,908	(5,302)	43,606	9,974	4,404	14,378

Cash flows from investing activities
Acquisition of a business	-	-	-	(8,092)	-	(8,092)
Capital expenditures	(9,895)	(13,025)	(22,920)	(4,731)	(3,062)	(7,793)
Net cash used in investing activities	(9,895)	(13,025)	(22,920)	(12,823)	(3,062)	(15,885)

Cash flows from financing activities
Tax benefit from equity-based compensation	-	-	-	322	-	322
Capital lease payments	(86)	(1,116)	(1,202)	(314)	(917)	(1,231)
Investment from parent	(39,068)	(1,380)	(40,448)	8,603	1,416	10,019
Net cash provided by (used in) financing activities	(39,154)	(2,496)	(41,650)	8,611	499	9,110
Effect of exchange rate changes on cash and
cash equivalents	-	77	77	(38)	(2,190)	(2,228)
Net increase in cash and cash equivalents	(141)	(20,746)	(20,887)	5,724	(349)	5,375
Cash and cash equivalents, beginning of year	2,758	24,467	27,225	2,617	3,721	6,338
Cash and cash equivalents, end of year	$ 2,617	$3,721	$6,338	$8,341	$3,372	$11,713

Condensed Combining Statements of Cash Flows

	Predecessor Entity			Successor Entity
	Period January 1 to February 14, 2007			Period February 15 to December 31, 2007
	Issuer and Guarantors	Non- Guarantors	Total	Issuer and Guarantors	Non- Guarantors	Total
Cash flows from operating activities
Net loss	$(331)	$(44)	$(375)	$(24,493)	$2,444	$(22,049)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,804	565	2,369	25,244	4,281	29,525
Equity-based compensation	1,477	-	1,477	909	-	909
Deferred income taxes	(19)	-	(19)	5,292	(340)	4,952
Changes in operating assets and liabilities, net
of acquisition:
Accounts receivable	(16,045)	(400)	(16,445)	(930)	2,519	1,589
Prepaid and other assets	484	(134)	350	(6,427)	(1,352)	(7,779)
Accounts payable	(462)	(4,046)	(4,508)	13,779	(1,317)	12,462
Accrued expenses and accrued interest	(1,134)	470	(664)	9,584	1,405	10,989
Advance payments on contracts	(137)	(1,069)	(1,206)	(1,136)	(2,004)	(3,140)
Other assets	-	-	-	2,092	(132)	1,960
Other long-term liabilities	125	-	125	1,445	(16)	1,429
Net cash provided by (used in) operating activities	(14,238)	(4,658)	(18,896)	25,359	5,488	30,847
Cash flows from investing activities
Acquisition of a business, net of cash acquired	-	-	-	(618,515)	3,309	(615,206)
Capital expenditures	(3,669)	(58)	(3,727)	(5,625)	(1,781)	(7,406)
Net cash provided by (used in) investing activities	(3,669)	(58)	(3,727)	(624,140)	1,528	(622,612)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	203,466	-	203,466
Borrowings under revolving credit facility	-	-	-	15,000	-	15,000
Repayment of borrowings under revolving credit facility	-	-	-	(15,000)	-	(15,000)
Proceeds from issuance of senior secured term loan	-	-	-	240,000	-	240,000
Repayment of senior secured term loan	-	-	-	(1,800)	-	(1,800)
Proceeds from issuance senior subordinated notes	-	-	-	190,000	-	190,000
Debt financing costs	-	-	-	(14,498)	-	(14,498)
Capital lease payments	(39)	-	(39)	(265)	-	(265)
Investment from parent	10,068	3,242	13,310	900	-	900
Net cash provided by (used in) financing activities	10,029	3,242	13,271	617,803	-	617,803
Effect of exchange rate changes on cash and cash equivalents	-	(166)	(166)	-	55	55
Net increase in cash and cash equivalents	(7,878)	(1,640)	(9,518)	19,022	7,071	26,093
Cash and cash equivalents, beginning of period	8,341	3,372	11,713	-	-	-
Cash and cash equivalents, end of period	$463	$1,732	$2,195	$19,022	$7,071	$26,093

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations data have been prepared on the same basis as the audited consolidated financial statements.  Quarterly results include all adjustments consisting only of normal recurring adjustments that are considered necessary for fair statement of operating results for the quarters presented.  Operating results for any one quarter are not necessarily indicative of results for any future quarters or for a full year.  Unaudited quarterly results of operations follow:

	Predecessor Entity
	Three Months Ended
	Mar. 31 2006	July 1 2006	Sept. 30 2006	Dec. 31 2006
Consolidated Statements of Operations Data
Revenue	$149,587	$136,579	$110,313	$124,453
Cost of revenue	127,502	105,816	82,618	93,861
Gross profit	22,085	30,763	27,695	30,592
General and administrative expenses	8,782	10,253	10,122	16,517
Selling and marketing expenses	4,729	5,328	4,824	4,142
Operating income	8,574	15,182	12,749	9,933
Interest (income) expense, net	223	2	257	151
Income before income taxes	8,351	15,180	12,492	9,782
Provision for income taxes	3,134	5,697	4,869	3,490
Net income	$5,217	$9,483	$7,623	$6,292

	Predecessor Entity	Successor Entity (1)
	Period	Period	Three Months Ended
	January 1 to February 14, 2007	February 15 to March 31, 2007	June 30 2007	Sept. 29 2007	Dec. 31 2007
Consolidated Statements of Operations Data
Revenue	$ 58,833	$ 52,462	$ 121,584	$129,610	$ 147,564
Cost of revenue	48,187	47,401	102,712	103,983	122,278
Gross profit	10,646	5,061	18,872	25,627	25,286
General and administrative expenses	9,383	5,494	12,944	11,544	12,945
Selling and marketing expenses	1,940	2,305	4,544	4,190	2,990
Operating income (loss)	(677)	(2,738)	1,384	9,893	9,351
Interest (income) expense, net	(10)	4,765	9,594	9,731	9,352
Income (loss) before income taxes	(667)	(7,503)	(8,210)	162	(1)
Provision (benefit) for income taxes	(292)	952	1,984	1,566	1,995
Net loss (2)	$ (375)	$ (8,455)	$ (10,194)	$ (1,404)	$ (1,996)

(1)   The new basis of accounting resulting from the Acquisition in February 2007 and the related debt financing has a significant effect on the results of operations for the Successor Entity for the 2007 periods and reflects amortization of intangible assets included in cost of revenue, interest expense on debt, and an income tax valuation allowance.

(2)          The Company identified certain immaterial errors related to the predecessor and successor periods. The cumulative impact was corrected in the fourth quarter and resulted in a reduction of $1,562 to the net loss for the three months ended December 31, 2007. If the adjustments were pushed back to earlier periods, the impact would be an increase of $910 to the net loss for the period February 15 to March 31, 2007, an increase of $1,107 for the three months ended June 30, 2007, and a reduction of $455 for the three months ended September 30, 2007. The Company determined that the impact of the adjustments was not material to the current or any prior period and that the adjustments had no impact on results for the period February 15 to December 31, 2007.