Form 10-Q
period 2008-03-29
Vangent, Inc.
filed 2008-05-13
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-145355

VANGENT, INC.

Delaware	20-1961427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4250 North Fairfax Drive Suite 1200 Arlington, Virginia 22203 (703) 284-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

There were 100 shares of common stock of Vangent, Inc. issued and outstanding at March 29, 2008.

VANGENT, INC.

(formerly Pearson Government Solutions Business)

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2007 and March 29, 2008 (successor entity)	3

	Condensed Consolidated Statements of Operations for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to March 31, 2007, and the three months ended March 29, 2008 (successor entity)	4

	Condensed Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Loss for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to March 31, 2007, and the three months ended March 29, 2008 (successor entity)	5

	Condensed Consolidated Statement of Cash Flows for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to March 31, 2007, and the three months ended March 29, 2008 (successor entity)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4T.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signature		35

Forward-Looking Statements

                This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events.  Forward-looking statements involve risks and uncertainties.  Without limiting the foregoing, the words “believes,” “thinks, “anticipates,” “plans,” “expects,” “could,” “estimates,” “intends,” “may,” and similar expressions, or the negative thereof, are intended to identify forward-looking statements.  The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; pursuit of new business in the United States and abroad; activities of competitors; bid protests; changes in operating expenses; our substantial debt; changes the in availability of capital; and general economic and business conditions.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate.  The Company assumes no obligation to update the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Balance Sheets

(in thousands, except share and per-share amounts)

(unaudited)

	December 31, 2007	March 29, 2008
Assets
Current assets:
Cash and cash equivalents	$26,093	$22,500
Trade receivables, net	112,292	122,463
Other receivables and prepaid items	15,470	19,876
Total current assets	153,855	164,839

Property and equipment, net	27,579	25,985
Intangible assets, net	198,027	192,792
Goodwill	301,873	301,873
Deferred debt financing costs, net	12,448	11,906
Other assets	286	211
Total assets	$694,068	$697,606

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$2,309
Accounts payable	36,981	44,663
Accrued expenses	26,267	35,585
Accrued interest	8,547	3,499
Deferred tax liability	852	852
Advance payments on contracts	4,444	3,522
Total current liabilities	84,416	90,430

Long-term debt, net of current portion	420,875	420,366
Other long-term liabilities	3,863	5,112
Deferred tax liability	4,625	6,148
Total liabilities	513,779	522,056

Commitments and contingencies (Note 7)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	205,275	205,522
Accumulated other comprehensive loss	(2,937)	(5,499)
Accumulated deficit	(22,049)	(24,473)
Total stockholder’s equity	180,289	175,550
Total liabilities and stockholder’s equity	$694,068	$697,606

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Period January 1 to February 14,	Period February 15 to March 31,	Three Months Ended March 29,
	2007	2007	2008

Revenue	$58,833	$52,462	$143,475

Cost of revenue	48,187	47,401	117,166

Gross profit	10,646	5,061	26,309

General and administrative expenses	9,383	5,494	13,784

Selling and marketing expenses	1,940	2,305	4,131

Operating income (loss)	(677)	(2,738)	8,394

Interest expense	34	4,765	9,218

Interest income	(44)	—	(268)

Loss before income taxes	(667)	(7,503)	(556)

Provision (benefit) for income taxes	(292)	952	1,868

Net loss	$(375)	$(8,455)	$(2,424)

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Loss

(in thousands, except share amounts)

(unaudited)

				Accumulated	Inter-		Total
			Additional	Other	company	Accum-	Owner’s/
	Common Stock		Paid-in	Comprehensive	Investment in	ulated	Stockholder’s
	Shares	Amount	Capital	Loss	Subsidiary	Deficit	Equity
Predecessor Entity
Balance, December 31, 2006	—	$—	$—	$(5,502)	$534,586	$—	$529,084
Foreign currency translation adjustment	—	—	—	(166)	—	—	(166)
Net loss	—	—	—	—	(375)	—	(375)
Total comprehensive loss							(541)
Equity transfers and investment	—	—	—	—	13,310	—	13,310
Balance, February 14, 2007	—	$—	$—	$(5,668)	$547,521	$—	$541,853

Successor Entity
Balance, February 15, 2007	—	$—	$—	$—	$—	$—	$—
Effect of hedging activities, net of tax	—	—	—	(1,149)	—	—	(1,149)
Foreign currency translation adjustment	—	—	—	42	—	—	42
Net loss	—	—	—	—	—	(8,455)	(8,455)
Total comprehensive loss							(9,562)
Issuance of common stock	100	—	203,466	—	—	—	203,466
Balance, March 31, 2007	100	$—	$203,466	$(1,107)	$—	$(8,455)	$193,904

Balance December 31, 2007	100	$—	$205,275	$(2,937)	$—	$(22,049)	$180,289
Effect of hedging activities, net of tax	—	—	—	(2,643)	—	—	(2,643)
Foreign currency translation adjustment	—	—	—	81	—	—	81
Net loss	—	—	—	—	—	(2,424)	(2,424)
Total comprehensive loss							(4,986)
Equity-based compensation	—	—	247	—	—	—	247
Balance, March 29, 2008	100	$—	$205,522	$(5,499)	$—	$(24,473)	$175,550

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Period January 1 to February 14,	Period February 15 to March 31,	Three Months Ended March 29,
	2007	2007	2008

Cash flows from operating activities
Net loss	$(375)	$(8,455)	$(2,424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangibles	132	2,920	5,235
Depreciation and amortization	2,237	971	3,184
Equity-based compensation expense	1,477	—	247
Deferred income taxes	(19)	778	1,523
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables	(16,445)	3,379	(10,171)
Other receivables and assets	350	(3,503)	(3,789)
Accounts payable and accrued expenses	(5,172)	5,915	15,021
Accrued interest payable	—	4,481	(5,048)
Advance payments on contracts	(1,206)	(1,197)	(922)
Other long-term liabilities	125	(430)	700
Net cash (used in) provided by operating activities	(18,896)	4,859	3,556

Cash flows from investing activities
Acquisition, net of cash acquired	—	(615,206)	—
Capital expenditures	(3,727)	(297)	(1,570)
Net cash used in investing activities	(3,727)	(615,503)	(1,570)

Cash flows from financing activities
Proceeds from issuance of common stock	—	203,466	—
Borrowings under revolving credit facility	—	15,000	—
Repayment of borrowing under revolving credit facility	—	(5,000)	—
Proceeds from issuance of senior secured term loan	—	240,000	—
Repayment of senior secured term loan	—	—	(5,525)
Proceeds from issuance of senior subordinated notes	—	190,000	—
Debt financing costs	—	(14,013)	—
Investment from parent	13,310	—	—
Capital lease payments	(39)	—	(74)
Net cash provided by (used in) financing activities	13,271	629,453	(5,599)
Effect of exchange rate changes on cash and cash equivalents	(166)	42	20
Net (decrease) increase in cash and cash equivalents	(9,518)	18,851	(3,593)
Cash and cash equivalents, beginning of period	11,713	—	26,093
Cash and cash equivalents, end of period	$2,195	$18,851	$22,500

Supplemental cash flow information
Interest paid	$—	$104	$13,630
Income taxes paid	35	176	204

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Notes to Condensed Consolidated Financial Statements

 (in thousands)

(unaudited)

1.  Organization and Basis of Presentation

Basis of Presentation

                Vangent, Inc. (“Vangent” or “Company” or “Successor Entity”) (formerly Pearson Government Solutions Business) is a 100%-owned subsidiary of Vangent Holding Corp.  Vangent Holding LLC (formerly PGS Holding LLC) is the majority shareholder in Vangent Holding Corp.  Vangent Holding LLC is 90% owned by The Veritas Capital Fund III, L.P. and 10% owned by Pearson plc (“Pearson”).

On February 14, 2007, The Veritas Capital Fund III, L.P., Vangent Holding LLC (“Buyer Parent”) and Vangent Holding Corp. (“Buyer”) consummated a stock purchase agreement with Pearson and certain other seller entities under which the Buyer acquired all of the equity interests of Pearson Government Solutions (“Predecessor Entity”).

 The condensed consolidated financial statements for the Predecessor Entity were prepared from Pearson’s accounting records and are presented on a carve-out basis to include the results of operations applicable to the managed group of entities under Pearson known as Pearson Government Solutions Business.  Owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity.

 Unaudited consolidated financial statements are presented for the Predecessor Entity for the period January 1 to February 14, 2007, and are presented for the Successor Entity for the period February 15 to March 31, 2007 and for the three months ended March 29, 2008. As a result of the application of the purchase accounting method and the valuation of assets and liabilities at fair value as of the date of the acquisition, the consolidated financial statements of the Successor Entity are not comparable with the Predecessor Entity.

 The unaudited condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the applicable rules and regulations. The Company believes that all disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all normal and recurring adjustments necessary to fairly present the financial position and results of operations as of and for the periods presented have been included. The results of operations presented are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions in the preparation of its financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Actual results could differ materially from those estimates.

Nature of Operations

 Vangent serves customers in the U.S. government, international governments, higher education, and the commercial human resource management sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design build and operate technologically advanced systems. The organizational structure focuses on defense, intelligence, homeland security, public health care sectors of the government market, as well as other civilian agencies.  The Department of Health and Human Services (“HHS”) represented 46% and the Department of Education (“DoED”) represented 16% of total revenue for the period February 15 to December 31, 2007.  HHS represented 48% and DoED represented 17% of total revenue for the three months ended March 29, 2008.

Fiscal Year and Quarterly Periods

                The Company’s fiscal year begins on January 1 and ends on December 31.  Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s business processes.

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

                Goodwill of $301,873 resulted from the Acquisition, of which $235,383 is estimated to be tax deductible. Goodwill is amortized for income tax purposes.  In accordance with EITF 88-16, 10% of the residual value of the historical intangible assets was retained and 90% of the appraised value of identifiable intangible assets was recorded at fair value. A summary of intangible assets acquired follows:

	Weighted Average Life	Amount
	(in years)
Customer relationships	10.8	$204,570
Intellectual property	Indefinite	11,178
Core and developed technology	4	603
Other	0.5	55
		$216,406

Pro Forma Financial Information

Pro forma results of operations for the three months ended March 31, 2007, that give effect to the Acquisition as if it took place on January 1, 2007, resulted in pro forma revenue of $111,295, the same as reported, and pro forma net loss of $16,801, compared with the reported net loss of $8,830.

3.  Recent Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and there was no material effect on the consolidated financial statements.  The FASB deferred the effective date as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities to January 1, 2009. The Company is evaluating the impact of adopting SFAS 157 for non-financial assets and liabilities on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No.115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value.  The Company adopted SFAS 159 on January 1, 2008, and there was no effect on the consolidated financial statements since the Company did not elect the fair value option for assets and liabilities within the scope.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require expanded disclosures about how and why a company engages in derivative and hedging activities, how derivative instruments and related hedged items are accounted for, and their effect on financial position and results of operations for each major type of derivative instrument, including interest rates, foreign exchange, equity, commodity, and credit contracts. The new standards become effective January 1, 2009. The Company is evaluating the additional disclosure requirements with respect to interest rate swaps that are designed to hedge interest expense on a portion of the variable-rate term loan, the only derivative instruments the Company engages in.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful life of Intangible Assets, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset and to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new standards become effective for Vangent beginning on January 1, 2009, and will be applied prospectively only to intangible assets acquired after the effective date.

4.  Long-Term Debt and Interest Rate Swap

A summary of long-term debt follows:

	December 31, 2007	March 29, 2008

Senior secured credit facility:
Term loan, due February 14, 2013, with interest at variable rates (5.35% at March 29, 2008)	$238,200	$232,675
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000
	428,200	422,675
Less: current portion	(7,325)	(2,309)
Long-term debt, less current portion	$420,875	$420,366

Scheduled maturities of long-term debt as of March 29, 2008, follow:

Nine months ending December 31, 2008	$2,309
2009	—
2010	1,781
2011	2,375
2012	2,375
2013	223,835
2014	—
2015	190,000
$422,675

Debt financing costs of $14,498 were incurred in connection with the borrowings relating to the Acquisition in February 2007.  The costs are deferred and are being amortized to interest expense over the term of the debt.

Senior Secured Credit Facility

At March 29, 2008, the senior secured credit facility consists of a term loan of $232,675 due February 14, 2013, an available revolving credit facility of up to $49,590 that expires February 14, 2012, and a letter of credit of $410.  There were no borrowings outstanding under the revolving credit facility at March 29, 2008 or December 31, 2007.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.25-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.25-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $594 beginning June 2010 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined in the term loan agreement.  Payments resulting from the annual excess cash flow requirement are due 90 days following the year end.   Borrowings under the senior secured credit facility are subject to mandatory prepayment based on a percentage of annual excess cash flow, as defined.  Payments aggregating $7,834, including a mandatory prepayment of $7,234, are scheduled for 2008, of which $5,525 was paid in the three months ended March 29, 2008, and $2,309 was paid at the beginning of second quarter of 2008.  Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries.  Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio.  As of March 29, 2008, the Company was in compliance with the covenants.

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

Interest Rate Swap on Variable-Rate Term Loan under Senior Secured Credit Facility

In February 2007, the Company entered into a three-year interest rate swap agreement with Wachovia Bank, N.A. to eliminate the variability of probable cash flows due to fluctuations in LIBOR interest rates on a notional amount of $140,000 of the senior secured term loan. The notional amount of $140,000 amortized down to $120,000 in February 2008, and will amortize down to $110,000 in February 2009, until expiration in February 2010. Under the terms of the swap agreement, the Company exchanged its floating LIBOR interest rate for a fixed interest rate of 5.215%.

The counterparty is a highly rated financial institution. In the unlikely event that the counterparty fails to meet the terms, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty.

The Company documented its risk management objective and nature of the risk being hedged and designated the interest rate swap as a cash flow hedge at inception of the agreement.  The Company performs a quarterly analysis of the effectiveness of the hedge and concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility.  The fair value of $6,195 for the interest rate swap at March 29, 2008, is reported as a liability  (current portion of $3,503) in the consolidated balance sheet, the unrealized loss of $6,005 is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity, and the remaining ineffective portion of $190 has been reported as interest expense.

The use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge interest expense on a portion of the variable-rate term loan. The Company does not hold or issue derivative financial instruments for speculative purposes.

5.  Fair Value Measurements

                The Company adopted SFAS 157, Fair Value Measurements, on January 1, 2008, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, summarized as follows:

•	Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2

Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3	Unobservable inputs that reflect the reporting entity’s own assumptions.

                A summary of the bases used to measure certain financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheet follows:

		Basis of Fair Value Measurements
	Balance March 29,	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap reported as a liability	$6,195	$—	$6,195	$—

6.  Income Taxes

For the three months ended March 29, 2008, the Company recorded an income tax provision of $1,868 composed of U.S., state and local and foreign income taxes which includes a charge of $2,416 for a tax valuation allowance against U.S. deferred tax assets.

The total deferred tax liability of $7,000 at March 29, 2008, relates to an indefinite lived intangible asset (goodwill) that is amortized and deducted for income tax purposes in the United States, but is not amortized under U.S. generally accepted accounting principles.  The Company continues to believe, based on available evidence at March 29, 2008, it is more likely than not the U.S. federal and state and local deferred tax assets will not be realizable.  Therefore, a valuation allowance has been provided against U.S. deferred tax assets.

                FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Pursuant to the Acquisition agreement, Vangent is indemnified and is not liable for any income taxes that relate to the pre-Acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at March 29, 2008.  Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.

                Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries.  Vangent expects to file its initial income tax returns beginning with the period February 15 to December 31, 2007, which will be subject to examination by federal, state, local, or foreign tax authorities.  Interest and penalties relating to income taxes are charged to the provision for income taxes.

7.  Commitments and Contingencies

University of California CASA Contract

In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract.  The contract was for the development of a Centralized Admissions and Scholarships Application (“CASA”) system.  In May 2008, the Company and the University of California reached a settlement of claims related to this contract, under which the Company agreed to pay $4,995 to the University of California.  The settlement is subject to the approval of The Regents of the University of California and the execution of the definitive settlement agreement.  The Company has made a claim for coverage under its professional liability policy with respect to this matter.  The insurance carrier previously denied the initial request for coverage, which denial was disputed by the Company.  On May 8, 2008, the carrier agreed to contribute $2,000 to fund the settlement with the University of California under a mutual reservation of rights and reimbursement agreement. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $3,995 to general and administrative expense for the three months ended March 29, 2008, increasing its settlement liability to $4,995 at March 29, 2008, and recorded a reduction of $2,000 in general and administrative expense and recorded a receivable in the same amount from the insurance carrier at March 29, 2008.

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

 The Department of Homeland Security Inspector General is investigating the contract in conjunction with the U.S. Department of Justice (“DOJ”) to determine whether the Predecessor Entity or its subcontractors violated the Civil False Claims Act. Monetary liability under the Civil False Claims Act includes treble damages plus civil penalties of $5.5 to $11.0 per false claim. The Acquisition agreement provides that Pearson will indemnify Vangent, the Buyer and its other affiliates without regard to any time limitation for 50% of any losses incurred in connection with the investigation up to the aggregate amount of $20,000 and for 100% of any losses in excess of $20,000.

                As of February 14, 2007, the remaining balance of the accrued liability established by the Predecessor Entity was $5,959 for settlement negotiations with respect to the ongoing investigation of its performance and billings under the TSA contract, including an expense of $1,000 recorded for the period January 1 to February 14, 2007, as settlement negotiations between the parties continued. The balance of the accrued liability was $5,648 at March 29, 2008.  In connection with the Acquisition and related cost-sharing provisions, a receivable of $2,824 from Pearson representing 50% of the expected accrued losses is included in other receivables.  There are continuing discussions between the parties with regard to a settlement.

Insurance and Third-Party Recovery

                In connection with the recognition of liabilities for loss contingencies, the Company records related receivables for insurance and third-party recoveries that are deemed probable.  In assessing the probability of recovery, judgments are made concerning insurance and third-party coverage that we believe are reasonable and consistent based on our experience, our knowledge of the relevant issues and various judicial determinations, and consideration of the impact of any likely settlements.

Other

                The Company is subject to legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.

8.  Equity-Based Compensation

Successor Entity

No stock options are authorized and no stock options have been granted by Vangent.

Beginning in June 2007, certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.   At March 29, 2008, the aggregate individual grants of Class B interests represented 5.4% of the profit interests in Vangent Holding LLC. The Class B interests are subject to a vesting schedule which vests 20% on each February 14 until February 14, 2012, when such ownership becomes fully vested or on each anniversary of the date on which a Class B member became a full-time employee or outside director after February 14, 2007 until fully vested. The unvested portion of Class B interests reverts to the holders of Class A interests in the event they are forfeited or reduced in accordance with the terms of the operating agreement governing Vangent Holding LLC. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the holders of Class B interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, the Vangent Holding LLC operating agreement limits Class B interests to 7.5% in the aggregate.

A summary of activity for grants of Class B interests in Vangent Holdings LLC follows:

	Class B Interests	Fair Value at Date of Grant
Balance, February 15, 2007	—	$—
Grants	5.3%	5,946
Forfeitures	(0.4)	(454)
Balance, December 31, 2007	4.9%	5,492
Grants	0.9	967
Forfeitures	(0.4)	(445)
Balance, March 29, 2008	5.4%	6,014

The fair value of the Class B interests at the date of grant is based upon the value of the interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A interests in February 2007.  Equity-based compensation expense is recorded based on the grant-date fair value on a straight-line basis over the total requisite service period for the award, and amounted to $247 for the three months ended March 29, 2008.  The unamortized amount of equity-based compensation expense was $4,858 at March 29, 2008, and amortization of approximately $1,200 per year is scheduled for each of the next four years.

Predecessor Entity

The Predecessor Entity accounted for equity-based compensation using the fair value method. Under the fair value method, stock options were valued on the date of grant, and equity-based compensation expense was recognized over the service period. Grants of restricted stock awards were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the underlying stock, and such value was recognized as an expense over the corresponding service period.  The remaining balances of unvested equity-based awards were vested in full in connection with the Acquisition, resulting in equity-based compensation expense of $1,477 for the period January 1 to February 14, 2007.

9.  Related Party Transactions

Vangent pays an annual management fee of $1,000 to Veritas Capital for general business management, financial, strategic and consulting services.

Included in the purchase consideration relating to the Acquisition in February 2007 is a one-time transaction fee of $10,000 paid to Veritas Capital as consideration in connection with planning, structuring and consummating the Acquisition.

Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.

10.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	December 31,	March 29,
	2007	2008
Effect of hedging activities, net of tax	$(3,362)	$(6,005)
Foreign currency translation adjustment	425	506
	$(2,937)	$(5,499)

11.   Business Segments and Major Customers

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Vangent reports operating results and financial data for three business segments: government group, commercial group and international group. The government group customers are primarily U.S. federal agencies.  The government group assists civilian, defense and intelligence agencies as well as government-related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission-critical systems and delivers a wide range of business process outsourcing solutions.  The commercial group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of an organization’s workforce.  The international group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers.

Vangent evaluates the performance of its operating segments based on operating income, but does not measure revenue or operating income by its major service offerings, either for internal management or external financial reporting purposes, as it would be impractical to do so.  The new basis of accounting resulting from the Acquisition in February 2007 has a significant effect on results of operations.

Summarized financial information for business segments and major customers follows:

	Predecessor Entity	Successor Entity
	Period January 1 to February 14, 2007	Period February 15 to March 31, 2007	Three Months Ended March 29, 2008
Revenue:
Government group	$47,011	$38,852	$117,132
Commercial group	3,302	4,739	7,552
International group	8,520	8,871	18,791
	$58,833	$52,462	$143,475

Operating income (loss):
Government group	$647	$(2,939)	$8,417
Commercial group	(496)	28	(11)
International group	(281)	173	235
	(130)	(2,738)	8,641
Corporate (1)	(547)	—	(247)
	$(677)	$(2,738)	$8,394

Major customers (representing 10% or more of total revenue):
Department of Health and Human Services	36%	34%	48%
Department of Education	23%	22%	17%

(1)          Corporate represents equity-based compensation expense.

12.  Condensed Guarantor and Non-Guarantor Financial Information

In connection with the Acquisition by Veritas Capital and the related financing, Vangent issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers under the provisions of Rule 144A under the Securities Act of 1933 and to non-U.S. persons under the provisions of Regulation S under the Securities Act of 1933. The notes are general obligations of Vangent, Inc. and are jointly and severally, irrevocably and unconditionally, guaranteed on a senior basis by certain 100%-owned subsidiaries consisting of Blueprint Technologies, Inc. and PAS, Inc. (“Guarantors”). Certain other 100%-owned subsidiaries do not guarantee the notes (“Non-Guarantors”). These entities include Vangent Canada, Limited, Vangent Mexico, and S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Argentina, S.A., Vangent Venezuela, C.A., Vangent Puerto Rico, Inc., and Vangent, Ltd.

Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and Guarantors and for the Non-Guarantors follow:

Guarantor and Non-Guarantor Financial Information

Condensed Combining Balance Sheets

	December 31, 2007			March 29, 2008
	Issuer and Guarantor	Non-Guarantors	Total	Issuer and Guarantor	Non-Guarantors	Total
Assets
Current assets
Cash and cash equivalents	$19,022	$7,071	$26,093	$14,510	$7,990	$22,500
Trade receivables, net	102,398	9,894	112,292	108,346	14,117	122,463
Other receivables and prepaid items	11,163	4,307	15,470	14,969	4,907	19,876
Total current assets	132,583	21,272	153,855	137,825	27,014	164,839
Property and equipment, net	16,891	10,688	27,579	16,097	9,888	25,985
Intangible assets, net	198,027	—	198,027	192,792	—	192,792
Goodwill	266,836	35,037	301,873	266,836	35,037	301,873
Deferred debt financing costs, net	12,448	—	12,448	11,906	—	11,906
Other assets	154	132	286	168	43	211
Total assets	$626,939	$67,129	$694,068	$625,624	$71,982	$697,606

Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$7,325	$—	$7,325	$2,309	$—	$2,309
Accounts payable	34,743	2,238	36,981	39,126	5,537	44,663
Accrued expenses	19,825	6,442	26,267	28,431	7,154	35,585
Accrued interest	8,547	—	8,547	3,499	—	3,499
Deferred tax liability	852	—	852	852	—	852
Advance payments on contracts	2,715	1,729	4,444	2,380	1,142	3,522
Total current liabilities	74,007	10,409	84,416	76,597	13,833	90,430
Long-term debt, net of current portion	420,875	—	420,875	420,366	—	420,366
Other long-term liabilities	3,746	117	3,863	5,000	112	5,112
Deferred tax liability	4,440	185	4,625	5,952	196	6,148
Total liabilities	503,068	10,711	513,779	507,915	14,141	522,056
Stockholder’s equity	123,871	56,418	180,289	117,709	57,841	175,550
Total liabilities and stockholder’s equity	$626,939	$67,129	$694,068	$625,624	$71,982	$697,606

Guarantor and Non-Guarantor Financial Information

Condensed Combining Statements of Operations

	Predecessor Entity			Successor Entity
	Period January 1 to February 14, 2007			Period February 15 to March 31, 2007
	Issuer and	Non-		Issuer and	Non-
	Guarantors	Guarantors	Total	Guarantors	Guarantors	Total
Revenue	$50,349	$8,484	$58,833	$43,647	$8,815	$52,462
Cost of revenue	40,437	7,750	48,187	39,793	7,608	47,401
Gross profit	9,912	734	10,646	3,854	1,207	5,061
General and administrative expenses	9,001	382	9,383	5,193	301	5,494
Selling and marketing expenses	1,590	350	1,940	1,939	366	2,305
Operating income (loss)	(679)	2	(677)	(3,278)	540	(2,738)
Interest (income) expense, net	(21)	11	(10)	4,765	—	4,765
Income (loss) before income taxes	(658)	(9)	(667)	(8,043)	540	(7,503)
Provision (benefit) for income taxes	(327)	35	(292)	774	178	952
Net income (loss)	$(331)	$(44)	$(375)	$(8,817)	$362	$(8,455)

	Three Months Ended March 29, 2008
	Issuer and	Non-
	Guarantors	Guarantors	Total
Revenue	$124,782	$18,693	$143,475
Cost of revenue	101,300	15,866	117,166
Gross profit	23,482	2,827	26,309
General and administrative expenses	12,766	1,018	13,784
Selling and marketing expenses	3,281	850	4,131
Operating income	7,435	959	8,394
Interest (income) expense, net	8,992	(42)	8,950
Income (loss) before income taxes	(1,557)	1,001	(556)
Provision for income taxes	1,512	356	1,868
Net income (loss)	$(3,069)	$645	$(2,424)

Guarantor and Non-Guarantor Financial Information

Condensed Combining Statements of Cash Flows

	Predecessor Entity			Successor Entity
	Period January 1 to February 14, 2007			Period February 15 to March 31, 2007
	Issuer and	Non-		Issuer and	Non-
	Guarantors	Guarantors	Total	Guarantors	Guarantors	Total
Net cash (used in) provided by operating activities	$(14,238)	$(4,658)	$(18,896)	$3,739	$1,120	$4,859
Net cash (used in) provided by investing activities	(3,669)	(58)	(3,727)	(619,939)	4,436	(615,503)
Net cash provided by financing activities	10,029	3,242	13,271	629,453	—	629,453
Effect of exchange rate changes on cash and cash equivalents	—	(166)	(166)	—	42	42
Net (decrease) increase in cash and cash equivalents	(7,878)	(1,640)	(9,518)	13,253	5,598	18,851
Cash and cash equivalents, beginning of period	8,341	3,372	11,713	—	—	—
Cash and cash equivalents, end of period	$463	$1,732	$2,195	$13,253	$5,598	$18,851

	Three Months Ended March 29, 2008
	Issuer and Guarantors	Non- Guarantors	Total
Net cash provided by operating activities	$2,455	$1,101	$3,556
Net cash used in investing activities	(1,368)	(202)	(1,570)
Net cash used in financing activities	(5,599)	—	(5,599)
Effect of exchange rate changes on cash and cash equivalents	—	20	20
Net (decrease) increase in cash and cash equivalents	(4,512)	919	(3,593)
Cash and cash equivalents, beginning of period	19,022	7,071	26,093
Cash and cash equivalents, end of period	$14,510	$7,990	$22,500

13.  Subsequent Events

Interest Rate Swap on Variable-Rate Term Loan under Senior Secured Credit Facility

In April 2008, the Company entered into an additional interest rate swap agreement hedging the notional amount of $75,000, increasing to $150,000 in February 2010, exchanging its floating LIBOR interest rate for a fixed rate of 3.28% until expiration in February 2011.

University of California CASA Contract

Reference is made to Note 7, Commitments and Contingencies, for information on the settlement of claims in May 2008 relating to a contract with the University of California.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the audited consolidated financial statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007.

Overview

We are a leading provider of information management and business process outsourcing services to several U.S. civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of March 29, 2008, our total contract backlog was $1.9 billion.

We manage our business through three segments: the Government Group, the International Group and the Commercial Group.  For 2007, our two largest customers were the Department of Health and Human Services and the Department of Education, representing 45% and 17% of revenue, respectively.

The Government Group is our largest segment and has over 30 years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services.  The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States.  The Government Group represented 79% of total revenue for 2007.

The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. The International Group represented 14% of total revenue for 2007.

The Commercial Group primarily serves the private sector and designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. We provide solutions that automate pre-employment screening, which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly workforce. The Commercial Group represented 7% of total revenue for 2007.

The Acquisition

On February 14, 2007, Vangent Holding Corp. (the “Buyer”) consummated the Acquisition of all of the equity interests of (i) Pearson Government Solutions, Inc., an indirect 100%-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. engaged in the consulting, systems integration and business process outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities, which is referred to as the “Acquisition.”  Upon completion of the Acquisition, all domestic and international affiliates of Pearson Government Solutions, Inc. engaged in such business became our direct or indirect subsidiaries. Pearson and the other seller entities are referred to as the “sellers” or Predecessor Entity.

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

For management discussion and analysis purposes, the statements of operations data for the three months ended March 31, 2007 represent the mathematical addition of the results for the Predecessor Entity for the period January 1 to February 14, 2007, and for the Successor Entity for the period February 15 to March 31, 2007. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statements of operations data for such periods. A discussion of the partial period January 1 to February 14, 2007, separately from the period February 15 to March 31, 2007, compared with the three months ended March 29, 2008, would not be meaningful.

The new basis of accounting resulting from the Acquisition in February 2007 and related financing had a significant effect on statements of operations data for periods subsequent to the Acquisition and reflects amortization of intangible assets, interest expense on debt, and an income tax valuation allowance.

Factors Affecting Our Results of Operations

Our future results of operations are affected by a number of factors, including but not limited to the following:

Dependence on Federal Government Contracts.  Contracts funded by U.S. government agencies represented 74% of total revenue in 2007, and revenue from contracts in which we acted as the prime contractor represented 90% of revenue in 2007. Revenue from cost-plus, fixed-price and time and materials contracts was split as follows:

	Years Ended		Three Months Ended
	December 31,		March 31,	March 29,
	2006	2007	2007	2008

Cost-plus	39%	44%	34%	49%
Fixed-price	55%	50%	57%	47%
Time and materials	6%	6%	9%	4%
	100%	100%	100%	100%

Cost of Revenue.  Our most significant expense is cost of revenue, which includes labor, facilities, direct contract costs, overhead, management and support, amortization of intangible assets, depreciation, and other costs attributable to serving our customers. Labor includes salaries, wages and related employee benefits associated with the professional and customer service staff. Facilities costs include rent for commercial office space and a portion of headquarters costs.  Direct contract costs include travel, hardware and software, and costs of subcontractors. The number and types of personnel, including their salaries and other costs, have a significant impact on cost of revenue.

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

Income Taxes.  The Buyer made an election under Section 338(h) (10) of the Internal Revenue Code that significantly increased the tax basis of our assets, primarily intangible assets and goodwill, and increased tax deductions for the related amortization of intangibles and goodwill. The tax deductions for amortization contributed to the net operating losses for the periods subsequent to the Acquisition, and the net operating loss carryforward plus future tax amortization are available to reduce future cash taxes.

Contract Backlog

Total contract backlog is the amount of revenue we expect to realize over the remaining term of the contracts. We do not include contract ceiling values under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts in backlog.  Firm contract backlog is the value of the base period plus all currently exercised options.  Funded backlog is the portion for which funding has been authorized under the U.S. government contracts.  A significant portion of our backlog represents work relating to the continuation of services under contracts or projects where we are the incumbent provider.  Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years.

A summary of contract backlog by business segment follows (in millions):

	December 31, 2007			March 29, 2008
	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog
Government Group	$1,422.7	$180.7	$135.9	$1,535.7	$293.3	$187.4
International Group	335.4	215.9	215.9	334.7	217.5	217.5
Commercial Group	11.8	11.8	11.8	10.3	10.3	10.3
	$1,769.9	$408.4	$363.6	$1,880.7	$521.1	$415.2

Critical Accounting Policies

Critical Accounting Estimates

The critical accounting estimates used in the preparation of the condensed consolidated financial statements are described in our annual report on Form 10-K for the year ended December 31, 2007.  There has been no significant change in the critical accounting estimates:

•	Revenue recognition and cost estimation on long-term contracts
•	Intangible assets
•	Goodwill
•	Litigation and contingencies
•	Equity-based compensation
•	Income taxes

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.

Results of Operations

Statements of operations data follow (dollars in thousands):

	Three Months Ended
	March 31,	March 29,
	2007 (1)	2008
Statements of Operations Data
Revenue	$111,295	$143,475
Cost of revenue	95,588	117,166
Gross profit	15,707	26,309
General and administrative expenses	14,877	13,784
Selling and marketing expenses	4,245	4,131
Operating income (loss)	(3,415)	8,394
Interest expense, net	4,755	8,950
Loss before income taxes	(8,170)	(556)
Provision for income taxes	660	1,868
Net loss	$(8,830)	$(2,424)

Statements of Operations Data as a Percent of Revenue
Revenue	100%	100%
Cost of revenue	86	82
Gross profit margin	14	18
General and administrative expenses	13	9
Selling and marketing expenses	4	3
Operating income (loss)	(3)	6
Interest expense, net	4	6
Loss before income taxes	(7)	(0)
Provision for income taxes	1	2
Net loss	(8)%	(2)%

Revenue by Business Segment
Government Group	$85,863	$117,132
Commercial Group	8,041	7,552
International Group	17,391	18,791
	$111,295	$143,475

Business Segment Revenue as a Percent of Total Revenue
Government Group	77%	82%
Commercial Group	7%	5%
International Group	16%	13%
	100%	100%

(1)          Represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to March 31, 2007.

Three Months Ended March 29, 2008 and March 31, 2007

Revenue

The Department of Health and Human Services (“HHS”), as a major customer, represented 48% of total revenue in the three months ended March 29, 2008, compared with 35% in the corresponding period in 2007.  The Department of Education (“DoED”), as a major customer, represented 17% of total revenue in the three months ended March 29, 2008, compared with 23% in the 2007 period.

The increase of $32.2 million, or 29%, in total revenue reflects an increase of $31.3 million, or 36%, in revenue from the Government Group that resulted from an increase of $28.7 million in contract revenue from higher prescription drug enrollment volume under continuing Medicare related outsourcing contracts, a net revenue increase of $2.1 million from Department of Defense (“DoD”) contracts reflecting new contract awards, and $1.4 million from new HHS contracts.  The increases were partially offset by reductions of $1.2 million from the completion of a contract with the Veterans Administration, $0.6 million from completion of a contract with Equal Employment Opportunity Commission, and $0.4 million from the termination of a contract with the University of California in 2007.

The decline of $0.5 million, or 6%, in Commercial Group revenue was primarily due to a net decrease of $0.7 million in commercial assessment services for various commercial customers and a net decrease of $0.3 million in training services and assessment related services for several Fortune 500 customers, offset in part by an increase of $0.6 million in services performed under a contract with the Air Force.

The increase of $1.4 million, or 8%, in International Group revenue reflects two new contracts in Canada.

Cost of Revenue

The increase of $21.6 million, or 23%, in cost of revenue reflects increased labor and services provided under government contracts and an increase of $2.2 million from amortization of intangibles resulting from the Acquisition on February 14, 2007.  Amortization of intangibles was recorded for the three months ended March 29, 2008, compared with 44 days in the corresponding period of 2007.  Cost of revenue was 82% of revenue, an improvement over 86% in the corresponding period in 2007.  Costs in the 2007 period included a charge of $3.1 million resulting from the termination of a contract with the University of California.

General and Administrative Expenses

General and administrative expenses were $1.1 million, or 7%, lower for the three months ended March 29, 2008.  Expenses declined to 9% of revenue, compared with 13% in the corresponding period in 2007.  Expenses for the three months ended March 29, 2008 include a charge of $4.0 million resulting from a settlement of claims relating to a contract dispute with the University of California, partly offset by a reduction of $2.0 million resulting from an agreement with the Company’s insurance carrier under which the carrier agreed to contribute $2.0 million to fund the settlement with the University of California under a mutual reservation of rights and reimbursement agreement.  Expenses in the 2008 period reflect an increase of $1.1 million in legal fees and consulting expenses.  Expenses in the 2007 period included transition-related expenses of $3.1 million, including sales and retention bonuses of $1.6 million and equity-based compensation of $1.5 million resulting from the accelerated vesting of equity-based awards by the Predecessor Entity in connection with the Acquisition, and a charge of $1.0 million for an increase in expected settlement costs relating to a terminated contract with the Transportation Security Administration recorded by the Predecessor Entity.

Operating Income (Loss)

A summary of operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended
	March 31,	March 29,
	2007	2008
Operating income (loss):
Government Group	$(2,292)	$8,417
Commercial Group	(468)	(11)
International Group	(108)	235
	(2,868)	8,641
Corporate	(547)	(247)
	$(3,415)	$8,394
Operating income (loss) as a percent of business segment revenue:
Government Group	(3)%	7%
Commercial Group	(6)%	0%
International Group	(1)%	1%

The increase of $11.8 million in total operating income reflects the increase in revenue and higher gross profit margin for the Government Group.  The operating loss in the 2007 period included transition-related expenses of $3.1 million for bonuses and equity-based compensation.

The increase of $10.7 million in operating income for the Government Group reflects increases of $7.2 million from Medicare related outsourcing contracts, $1.8 million from DoD contracts, $0.7 million from DoED contracts, and $0.8 million from HHS contracts.  The increases were partially offset by an increase of $2.4 million in amortization of intangibles resulting from the Acquisition on February 14, 2007.  Operating income for the Government Group in the three months ended March 29, 2008, reflects a charge of $4.0 million for the settlement of claims with the University of California, partly offset by a reduction to expense of $2.0 million in connection with an agreement with the Company’s insurance carrier. The operating loss in the 2007 period included a loss of $4.0 million in connection with the disputed contract with the University of California.

The reduction of $0.5 million in the Commercial Group operating loss reflects a cost reduction of $0.8 million primarily from lower depreciation and amortization and lower facility expense, partly offset by the reduction of $0.5 million in revenue.  General and administrative expenses in the 2007 period included transition-related expenses of $0.3 million.

The increase of $0.3 million in operating income for the International Group reflects two new contracts in Canada.

Interest Expense, Net

The increase of $4.2 million, or 88%, in net interest expense reflects interest accrued on an average outstanding debt level of $428 million for the three months ended March 29, 2008, compared with an average debt level of $438 million for 44 days in the corresponding period in 2007.  Interest expense resulted from the borrowings in connection with the Acquisition on February 14, 2007, including the $240.0 million term loan under the senior secured credit facility and the $190.0 million 9 5/8% senior subordinated notes due 2015.

Provision for Income Taxes

The provision for income taxes of $1.9 million in the three months ended March 29, 2008, reflects a charge of $2.4 million for a tax valuation allowance against U. S. deferred tax assets.  The  provision for income taxes of $0.7 million for the three months ended March 31, 2007, reflects a charge of $2.3 million for a tax valuation allowance. The valuation allowance resulted primarily from net operating losses generated since the Acquisition, and the net operating losses reflect amortization of tax deductible goodwill.

                Accounting for income taxes by the Successor Entity differs significantly from the Predecessor Entity.  As a result of the Acquisition, the tax basis of assets and liabilities changed significantly, primarily intangible assets and goodwill.  The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at March 29, 2008, will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets.

Net Loss

                The reduction of $6.4 million in the net loss reflects the increase in operating income partially offset by the increase in interest expense with Acquisition-related debt outstanding for the full three-month period ended March 29, 2008.

Liquidity and Capital Resources

                Our primary source of liquidity has been available cash and cash equivalents, cash flows from operating activities, and available revolving credit under the senior secured credit facility.  Cash and cash equivalents amounted to $22.5 million at March 29, 2008, cash flow from operating activities was $3.6 million for the three months ended March 29, 2008, and $49.6 million was available under the revolving credit facility.  Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and available borrowings under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

                Our long term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

                A summary of working capital follows (in thousands):

	December 31,	March 29,
	2007	2008
Cash and cash equivalents	$26,093	$22,500
Trade receivables	112,292	122,463
Other receivables and prepaid items	15,470	19,876
Current portion of long-term debt	(7,325)	(2,309)
Accounts payable and accrued expenses	(63,248)	(80,248)
Accrued interest	(8,547)	(3,499)
Other	(5,296)	(4,374)
Working capital	$69,439	$74,409

                Cash and cash equivalents are composed of highly liquid instruments with original maturities of 90 days or less.  Cash in bank accounts at times may exceed federally insured limits.  Cash equivalents are comprised of repurchase agreements with a major commercial bank under which cash is invested in U.S. Treasury and U.S. government agency securities.

A summary of net cash flows (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1 to February 14,	Period February 15 to March 31,	Three Months Ended March 29,
	2007	2007	2008
Cash flows (used in) provided by:
Operating activities	$(18,896)	$4,859	$3,556
Investing activities	(3,727)	(615,503)	(1,570)
Financing activities	13,271	629,453	(5,599)

Operating Activities

                Net cash flow of $3.6 million provided by operating activities for the three months ended March 29, 2008, reflects noncash charges of $5.2 million for amortization of intangibles and $3.2 million for depreciation and amortization, partially offset by a net reduction of $5.0 million in accrued interest payable reflecting the semi-annual payment of interest of $9.1 million on the senior subordinated notes in February 2008.  A net increase of $15.0 million in accounts payable and accrued expenses was partially offset by a net increase of $10.2 million in trade receivables from the timing of collections from customers.

                Net cash flow of $4.9 million provided by operating activities for the period February 15 to March  31, 2007, reflects interest of $4.5 million accrued on long-term debt, an increase of $4.3 million in other accrued expenses, and a reduction of $3.4 million in accounts receivable from improved collections, partially offset by the net loss of $8.5 million.

                Net cash flow of $18.9 million used in operating activities for the period January 1 to February 14, 2007, reflects an increase of $16.4 million in accounts receivable from the timing of customer collections.

Investing Activities

                Capital expenditures were $1.6 million for the three months ended March 29, 2008.  Capital expenditures are expected to total $14.5 million for 2008 primarily for anticipated contractual and general infrastructure requirements and new business growth.

Net cash flow of $615.5 million used in investing activities for the period February 15 to March 31, 2007, reflects $615.2 million resulting from the Acquisition.

                Net cash flow of $3.7 million used in investing activities for the period January 1 to February 14, 2007, represents capital expenditures.

Financing Activities

                Borrowings under the senior secured credit facility are subject to mandatory prepayment based on a percentage of annual excess cash flow, as defined.  Payments aggregating $7.8 million, including a mandatory prepayment of $7.2 million, are scheduled for 2008, of which $5.5 million was paid in the three months ended March 29, 2008, and $2.3 million was paid at the beginning of second quarter of 2008.

                Net cash of $629.5 million provided by financing activities for the period February 15 to March 31, 2007, reflects debt of $430.0 million and equity of $203.5 million issued in connection with the Acquisition.  Debt financing costs of $14.0 million were paid in connection with financing for the Acquisition.

                Net cash of $13.3 million provided by financing activities for the period January 1 to February 14, 2007, reflects a net investment by Predecessor Entity.

Senior Secured Credit Facility

                At March 29, 2008, the senior secured credit facility consists of a term loan of $232.7 million due February 14, 2013, an available revolving credit facility of up to $49.6 million that expires February 14, 2012 and a letter of credit of $0.4 million.  There were no borrowings outstanding under the revolving credit facility at March 29, 2008 or December 31, 2007.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

                Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.25-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.25-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $0.6 million beginning June 2010 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined in the term loan agreement.    Payments resulting from the annual excess cash flow requirement are due 90 days following the year end.  Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio.  At March 29, 2008, the Company was in compliance with the covenants.

9 5/8% Senior Subordinated Notes

                In February 2007, the Company completed an offering of $190.0 million principal amount of 9 5/8 % senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. Proceeds of the offering were used to fund the Acquisition.  The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility.  The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the notes.

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

Interest Rate Swap on Variable-Rate Term Loan under Senior Secured Credit Facility

In February 2007, the Company entered into a three-year interest rate swap agreement with Wachovia Bank, N.A. to eliminate the variability of probable cash flows due to fluctuations in LIBOR interest rates on a notional amount of $140.0 million of the senior secured term loan. The notional amount of $140.0 million amortized down to $120.0 million in February 2008, and will amortize down to $110.0 million in February 2009, until expiration in February 2010. Under the terms of the swap agreement, the Company exchanged its floating LIBOR interest rate for a fixed interest rate of 5.215%.  In April 2008, the Company entered into an additional interest rate swap agreement for the notional amount of $75.0 million, increasing to $150.0 million in February 2010, exchanging its floating LIBOR interest rate for a fixed rate of 3.28% until expiration in February 2011.

The counterparty is a highly rated financial institution. In the event that the counterparty fails to meet the terms, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty.

The Company documented its risk management objective and nature of the risk being hedged and designated the interest rate swap as a cash flow hedge at inception of the agreement.  The Company performs a quarterly analysis of the effectiveness of the hedge and concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility.  The fair value of $6.2 million for the interest rate swap at March 29, 2008, is reported as a liability (current portion of $3.5 million) in the consolidated balance sheet, the unrealized loss of $6.0 million is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity and the remaining ineffective portion of $0.2 million was reported as interest expense.

The use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge interest expense on a portion of the variable-rate term loan. The Company does not hold or issue derivative financial instruments for speculative purposes.

Credit Ratings

                The debt-to-equity ratio was 241% at March 29, 2008. There have been no changes in the ratings assigned by Standard and Poor’s in April 2007 and by Moody’s in January 2007, as follows:

	Standard & Poor’s	Moody’s
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B-2
Outlook	Negative	Stable

Contractual Obligations

                Contractual commitments to make future cash payments under long-term debt agreements, contracts and contingent commitments at March 29, 2008, follow (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Long-term debt:
Term loan under senior secured credit facility (1)	232.7	$2.3	$2.4	$228.0	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0
Interest relating to long-term debt (2)	192.7	33.7	63.2	59.2	36.6
Operating and capital leases	78.9	15.3	25.9	18.1	19.6
Purchase commitments	0.9	0.9	—	—	—
	$695.2	$52.2	$91.5	$305.3	$246.2

(1)

There were no borrowings under the senior secured revolving credit facility at March 29, 2008. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory payments resulting from excess cash flow.

(2)

Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 4.95% at March 29, 2008, the related interest rate swap, and the fixed rate of 9 5/8% for the senior subordinated notes.

Off-Balance Sheet Arrangements

As of March 29, 2008 and December 31, 2007, there were no off-balance sheet arrangements other than operating leases for office facilities and a letter of credit issued under the senior secured credit facility.

Recent Accounting Pronouncements

Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments

The fair value of financial instruments at March 29, 2008, follows (in thousands):

	Carrying Amount	Fair Value
Long-term debt:
Variable-rate term loan under senior secured credit facility	$232,675	$232,675
9 5/8% senior subordinated notes, due February 15, 2015	190,000	152,475
Liabilities:
Interest rate swap (notional amount of $120,000)	6,195	6,195

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices; the fair value changes based on market conditions and changes in interest rates. The carrying amounts of other financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable and accrued expenses, approximate fair value due to their short term nature.

Interest Rate Risk

We are subject to interest rate risk in connection with the unhedged portion of the variable-rate term loan of $232.7 million and the available revolving credit facility of $49.6 million under the senior secured credit facility.  At March 29, 2008, the notional amount of $120.0 million was hedged under an interest rate swap agreement that expires in February 2010, and, in April 2008, the Company entered into an additional interest rate swap agreement hedging the notional amount of $75.0 million, increasing to $150.0 million in February 2010, until expiration in February 2011.

Foreign Currency Risk

                We invoice customers primarily in U.S. dollars and in local currencies in the countries in which we have foreign operations. We are exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars.  At March 29, 2008, 12% of our trade receivables were denominated in foreign currencies.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act are: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

                During the three months ended March 29, 2008, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

University of California CASA Contract

In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract.  The contract was for the development of a Centralized Admissions and Scholarships Application (“CASA”) system.  In May 2008, the Company and the University of California reached a settlement of claims related to this contract, under which the Company agreed to pay $5.0 million to the University of California.  The settlement is subject to the approval of The Regents of the University of California and the execution of the definitive settlement agreement.  The Company has made a claim for coverage under its professional liability policy with respect to this matter.  The insurance carrier previously denied the initial request for coverage, which denial was disputed by the Company.  On May 8, 2008, the carrier agreed to contribute $2.0 million to fund the settlement with the University of California under a mutual reservation of rights and reimbursement agreement. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $4.0 million to general and administrative expense for the three months ended March 29, 2008, increasing its settlement liability to $5.0 million at March 29, 2008, and recorded a reduction of $2.0 million in general and administrative expense and recorded a receivable in the same amount from the insurance carrier at March 29, 2008.

Transportation Security Administration

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

Other

We are also involved in various claims and lawsuits from time to time, including employment and third party liability claims and litigation. We do not believe that the ultimate resolution of any of these other actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

There have been no material changes in the information relating to risk factors reported in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

                None

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

                Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vangent, Inc.

May 13, 2008	/s/ Christine M. Bailey
Christine M. Bailey
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)