Form 10-Q
period 2008-06-28
Vangent, Inc.
filed 2008-08-12
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 28, 2008

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

 YES   ☒               NO   ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES   ☐               NO   ☒

There were 100 shares of common stock of Vangent, Inc. issued and outstanding at June 28, 2008.

VANGENT, INC.

(formerly Pearson Government Solutions Business)

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2007 and June 28, 2008 (successor entity)	3

	Condensed Consolidated Statements of Operations for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to June 30, 2007, for the three months ended June 30, 2007, and for the three and six months ended June 28, 2008 (successor entity)	4

	Condensed Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss) for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to June 30, 2007, and for the six months ended June 28, 2008 (successor entity)	5

	Condensed Consolidated Statement of Cash Flows for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to June 30, 2007, and for the six months ended June 28, 2008 (successor entity)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4T.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signature		33

Forward-Looking Statements

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events.  Forward-looking statements involve risks and uncertainties.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “could,” “estimates,” “intends,” “may,” and similar expressions, or the negative thereof, are intended to identify forward-looking statements.  The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; pursuit of new business in the United States and abroad; activities of competitors; bid protests; changes in operating expenses; our substantial debt; changes the in availability of capital; and general economic and business conditions.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate.  The Company assumes no obligation to update the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Balance Sheets

(in thousands, except share and per-share amounts)

(unaudited)

	December 31, 2007	June 28, 2008
Assets
Current assets:
Cash and cash equivalents	$26,093	$30,426
Trade receivables, net	112,292	98,799
Other receivables and prepaid items	15,470	20,355
Total current assets	153,855	149,580

Property and equipment, net	27,579	32,678
Intangible assets, net	198,027	188,662
Goodwill	301,873	304,197
Deferred debt financing costs, net	12,448	11,311
Other assets	286	625
Total assets	$694,068	$687,053

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$—
Accounts payable	36,981	36,856
Accrued expenses	26,267	32,515
Accrued interest	8,547	8,007
Deferred tax liability	852	—
Advance payments on contracts	4,444	4,103
Total current liabilities	84,416	81,481

Long-term debt, net of current portion	420,875	420,366
Other long-term liabilities	3,863	5,168
Deferred tax liability	4,625	8,487
Total liabilities	513,779	515,502

Commitments and contingencies (Note 7)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	205,275	205,867
Accumulated other comprehensive loss	(2,937)	(1,290)
Accumulated deficit	(22,049)	(33,026)
Total stockholder’s equity	180,289	171,551
Total liabilities and stockholder’s equity	$694,068	$687,053

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Successor Entity		Predecessor Entity	Successor Entity
	Three Months	Three Months	Period	Period	Six Months
	Ended	Ended	January 1 to	February 15 to	Ended
	June 30,	June 28,	February 14,	June 30,	June 28,
	2007	2008	2007	2007	2008
Revenue	$121,584	$123,934	$58,833	$174,046	$267,409
Cost of revenue	102,712	105,934	48,187	150,113	223,100
Gross profit	18,872	18,000	10,646	23,933	44,309
General and administrative expenses	12,944	12,473	9,383	18,438	26,257
Selling and marketing expenses	4,544	4,075	1,940	6,849	8,206
Operating income (loss)	1,384	1,452	(677)	(1,354)	9,846
Interest expense	9,795	8,958	34	14,560	18,176
Interest income	(201)	(181)	(44)	(201)	(449)
Loss before income taxes	(8,210)	(7,325)	(667)	(15,713)	(7,881)
Provision (benefit) for income taxes	1,984	1,228	(292)	2,936	3,096
Net loss	$(10,194)	$(8,553)	$(375)	$(18,649)	$(10,977)

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss)

(in thousands, except share amounts)

(unaudited)

				Accumulated			Total
			Additional	Other	Intercompany	Accum-	Owner’s/
	Common Stock		Paid-in	Comprehensive	Investment in	ulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Subsidiary	Deficit	Equity

Predecessor Entity
Balance, December 31, 2006	—	$—	$—	$(5,502)	$534,586	$—	$529,084
Foreign currency translation adjustment	—	—	—	(166)	—	—	(166)
Net loss	—	—	—	—	(375)	—	(375)
Total comprehensive loss							(541)
Equity transfers and investment	—	—	—	—	13,310	—	13,310
Balance, February 14, 2007	—	$—	$—	$(5,668)	$547,521	$—	$541,853

Successor Entity
Balance, February 15, 2007	—	$—	$—	$—	$—	$—	$—
Effect of hedging activities, net of tax	—	—	—	195	—	—	195
Foreign currency translation adjustment	—	—	—	389	—	—	389
Net loss	—	—	—	—	—	(18,649)	(18,649)
Total comprehensive loss							(18,065)
Issuance of common stock	100	—	203,466	—	—	—	203,466
Balance, June 30, 2007	100	$—	$203,466	$584	$—	$(18,649)	$185,401

Balance December 31, 2007	100	$—	$205,275	$(2,937)	$—	$(22,049)	$180,289
Effect of hedging activities, net of tax	—	—	—	1,334	—	—	1,334
Foreign currency translation adjustment	—	—	—	313	—	—	313
Net loss	—	—	—	—	—	(10,977)	(10,977)
Total comprehensive loss							(9,330)
Equity-based compensation	—	—	592	—	—	—	592
Balance, June 28, 2008	100	$—	$205,867	$(1,290)	$—	$(33,026)	$171,551

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Period January 1 to February 14, 2007	Period February 15 to June 30, 2007	Six Months Ended June 28, 2008
Cash flows from operating activities
Net loss	$(375)	$(18,649)	$(10,977)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangibles	132	8,585	10,519
Depreciation and amortization	2,237	4,768	6,846
Equity-based compensation expense	1,477	—	592
Deferred income taxes	(19)	2,337	2,913
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables	(16,445)	5,857	13,493
Other receivables and assets	350	(7,801)	(3,856)
Accounts payable and accrued expenses	(5,172)	19,961	1,336
Accrued interest payable	—	9,221	(540)
Advance payments on contracts	(1,206)	(2,028)	(341)
Other	125	906	1,191
Net cash (used in) provided by operating activities	(18,896)	23,157	21,176

Cash flows from investing activities
Acquisition, net of cash acquired	—	(615,206)	(3,936)
Capital expenditures	(3,727)	(2,082)	(5,041)
Net cash used in investing activities	(3,727)	(617,288)	(8,977)

Cash flows from financing activities
Proceeds from issuance of common stock	—	203,466	—
Borrowings under revolving credit facility	—	15,000	—
Repayment of borrowing under revolving credit facility	—	(15,000)	—
Proceeds from issuance of senior secured term loan	—	240,000	—
Repayment of senior secured term loan	—	(600)	(7,834)
Proceeds from issuance of senior subordinated notes	—	190,000	—
Debt financing costs	—	(14,013)	—
Investment from parent	13,310	—	—
Capital lease payments	(39)	(110)	(138)
Net cash provided by (used in) financing activities	13,271	618,743	(7,972)
Effect of exchange rate changes on cash equivalents	(166)	389	106
Net (decrease) increase in cash and cash equivalents	(9,518)	25,001	4,333
Cash and cash equivalents, beginning of period	11,713	—	26,093
Cash and cash equivalents, end of period	$2,195	$25,001	$30,426
Supplemental noncash investing and financing activities:
Leasehold improvements provided under operating lease	$—	$—	$2,503
Supplemental cash flow information
Interest paid	$—	$4,666	$17,553
Income taxes paid	35	521	337

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

The condensed consolidated financial statements for the Predecessor Entity were prepared from Pearson’s accounting records and are presented on a carve-out basis to include the results of operations applicable to the managed group of entities under Pearson known as Pearson Government Solutions Business.  Owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity.  Unaudited consolidated financial statements for the Predecessor Entity are presented for the period January 1, to February 14, 2007. As a result of the application of the purchase accounting method and the valuation of assets and liabilities at fair value as of the date of the acquisition, the consolidated financial statements of the Successor Entity are not comparable with the Predecessor Entity.

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

Nature of Operations

Vangent serves customers in the U.S. government, international governments, higher education, and the commercial human resource management sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design build and operate technologically advanced systems. The organizational structure focuses on public health care and other civilian government agencies, as well as the defense, intelligence, and homeland security government agencies. The Department of Health and Human Services (“HHS”) represented 46% and the Department of Education (“DoED”) represented 17% of revenue for the six months ended June 28, 2008.

Fiscal Year and Quarterly Periods

The Company’s fiscal year begins on January 1 and ends on December 31.  Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s business processes.

2.  Acquisitions

Acquisition of Aptiv Technology Partners

In May 2008, Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3,936, including acquisition fees.  In accordance with SFAS No. 141, Business Combinations, and the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business has been included in Vangent’s consolidated financial statements from the date of the acquisition.  The acquired business is part of the government business segment. The allocation of the purchase consideration resulted in intangible assets of $1,154 scheduled to be amortized over a three-year period and goodwill of $2,747 that is expected to be tax deductible. The pro forma effect on results of operations for the six months ended June 28, 2008, giving effect to the acquisition as if it occurred on January 1, 2008, was not material.

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

The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by the Buyer (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities were assigned new values which include part carryover basis and part fair value basis.

A summary of the purchase consideration and related allocation follows:

Purchase Consideration
Cash paid to Pearson	$560,000
10% of Class A interests in Buyer Parent issued to Pearson	54,185
Less: deemed dividend	(47,697)
Series A preferred stock of Buyer issued to Pearson	35,020
Series B preferred stock of Buyer issued to Pearson	4,958
Transaction costs	32,000
$638,466
Allocation of Purchase Consideration
Cash	$2,195
Accounts receivable	113,881
Property and equipment	31,007
Deferred debt financing costs	14,013
Other assets	7,863
Identifiable intangible assets	216,406
Goodwill	301,873
Less: liabilities assumed	(55,824)
Net assets acquired	631,414
Additional cash received from Buyer	7,052
Net assets	$638,466

Allocation of Intangible Assets Acquired
Customer relationships (10.8 years weighted average life)	$204,570
Intellectual property (indefinite life)	11,178
Other	658
$216,406

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

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles.

4.  Long-Term Debt and Interest Rate Swap

A summary of long-term debt follows:

	December 31, 2007	June 28, 2008
Senior secured credit facility:
Term loan, due February 14, 2013, with interest at variable rates (4.89% at June 30, 2008)	$238,200	$230,366

9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000
	428,200	420,366
Less: current portion	(7,325)	—
Long-term debt, less current portion	$420,875	$420,366

Scheduled maturities of long-term debt as of June 28, 2008, follow:

2010	$1,781
2011	2,375
2012	2,375
2013	223,835
2014	—
2015	190,000
$420,366

Senior Secured Credit Facility

At June 28, 2008, the senior secured credit facility consisted of a term loan of $230,366 due February 14, 2013, an available revolving credit facility of up to $49,590 that expires February 14, 2012, and a letter of credit of $410.  There were no borrowings outstanding under the revolving credit facility at June 28, 2008 or December 31, 2007.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.25-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.25-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $594 beginning June 2010 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Repayments of $7,834, primarily a mandatory prepayment, were made in the six months ended June 28, 2008.  Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries.  Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio.  As of June 28, 2008, the Company was in compliance with the covenants.

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

In the event of an equity offering on or prior to February 15, 2010, the Company may redeem the notes with the net cash proceeds of one or more equity offerings at 109.625% of the principal amount, provided that at least 65% of the principal amount of the notes originally issued remains outstanding immediately following such redemption.

With respect to a redemption not related to an equity offering at any time prior to February 15, 2011, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount plus an applicable premium, as defined, and additional interest, as defined.  The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility

The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term-loan borrowing under the senior secured credit facility.  The Company exchanged its variable LIBOR interest rate for a fixed interest rate, as follows:

Date Entered	Notional Amount	Fixed Interest Rate to be Paid	Variable Interest Rate to be Received	Period Covered
February 2007	$140,000	5.215%	LIBOR	February 2007 to February 2008
	120,000	5.215%	LIBOR	February 2008 to February 2009
	110,000	5.215%	LIBOR	February 2009 to February 2010
April 2008	$75,000	3.280%	LIBOR	April 2008 to February 2010
	150,000	3.280%	LIBOR	February 2010 to February 2011

The Company documented its risk management objective and nature of the risks being hedged and has designated the interest rate swaps as cash flow hedges at inception of the agreements.  The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the net interest rate swap liability was $2,191 at June 28, 2008, resulting in an unrealized loss of $2,028 reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity and a realized loss of $163 for the ineffective portion reported as interest expense.

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

A summary of the bases used to measure certain financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheet follows:

		Basis of Fair Value Measurements
	Balance June 28, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps reported as a long-term asset	$509	$—	$509	$—
Interest rate swaps reported as a short-term liability	2,700	—	2,700	—
Net liability for interest rate swaps	$2,191	$—	$2,191	$—

6.  Income Taxes

For the six months ended June 28, 2008, the Company recorded an income tax provision of $3,096 composed of U.S., state and local and foreign income taxes which includes a charge of $4,718 for a tax valuation allowance against U.S. deferred tax assets.

The deferred tax liability of $8,487 at June 28, 2008, relates to an indefinite lived intangible asset (goodwill) that is amortized and deducted for income tax purposes in the United States, but is not amortized under U.S. generally accepted accounting principles.  The Company continues to believe, based on available evidence at June 28, 2008, it is more likely than not the U.S. federal and state and local deferred tax assets will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Pursuant to the Acquisition agreement, Vangent is indemnified and is not liable for any income taxes that relate to the pre-Acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at June 28, 2008.  Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.

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

7.  Commitments and Contingencies

University of California Contract

In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract.  In July 2008, the Company and The Regents of the University of California executed a definitive settlement agreement under which the Company subsequently paid $4,995 to the University of California. The Company has made a claim for coverage under its professional liability policy with respect to this matter. The insurance carrier previously denied the initial request for coverage, which denial was disputed by the Company.  In August 2008, the carrier contributed $1,998 to fund the settlement with the University of California pursuant to a mutual reservation of rights and reimbursement agreement entered into on May 8, 2008. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $3,995 to general and administrative expense for the six months ended June 28, 2008, increasing its settlement liability to $4,995 at June 28, 2008, and recorded a reduction of $1,998 in general and administrative expense and recorded a receivable in the same amount from the insurance carrier at June 28, 2008.

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

The Department of Homeland Security Inspector General is investigating the contract in conjunction with the U.S. Department of Justice to determine whether the Predecessor Entity or its subcontractors violated the Civil False Claims Act. Monetary liability under the Civil False Claims Act includes treble damages plus civil penalties of $5.5 to $11.0 per false claim. The Acquisition agreement provides that Pearson will indemnify Vangent, the Buyer and its other affiliates without regard to any time limitation for 50% of any losses incurred in connection with the investigation up to the aggregate amount of $20,000 and for 100% of any losses in excess of $20,000.

As of February 14, 2007, the remaining balance of the accrued liability established by the Predecessor Entity was $5,959 for settlement negotiations with respect to the ongoing investigation of its performance and billings under the TSA contract, including an expense of $1,000 recorded for the period January 1 to February 14, 2007, as settlement negotiations between the parties continued. The balance of the accrued liability was $5,648 at June 28, 2008.  In connection with the Acquisition and related cost-sharing provisions, a receivable of $2,824 from Pearson representing 50% of the expected accrued losses is included in other receivables at June 28, 2008. There are continuing discussions between the parties with regard to a settlement.

Insurance and Third-Party Recoveries

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

Beginning in June 2007, certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.   At June 28, 2008, the aggregate individual grants of Class B interests represented 5.4% of the profit interests in Vangent Holding LLC. The Class B interests are subject to a vesting schedule which vests 20% on each February 14 until February 14, 2012, when such ownership becomes fully vested or on each anniversary of the date on which a Class B member became a full-time employee or outside director after February 14, 2007 until fully vested. The unvested portion of Class B interests reverts to the holders of Class A interests in the event they are forfeited or reduced in accordance with the terms of the operating agreement governing Vangent Holding LLC. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the holders of Class B interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, the Vangent Holding LLC operating agreement limits Class B interests to 7.5% in the aggregate.

A summary of activity for grants of Class B interests in Vangent Holdings LLC follows:

	Class B Interests	Fair Value at Date of Grant
Balance, February 15, 2007	—	$—
Grants	5.3%	5,946
Forfeitures	(0.4)	(454)
Balance, December 31, 2007	4.9%	5,492
Grants	1.1	1,191
Forfeitures	(0.6)	(589)
Balance, June 28, 2008	5.4%	$6,094

The fair value of the Class B interests at the date of grant is based upon the value of the interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A interests in February 2007.  Equity-based compensation expense is recorded based on the grant-date fair value on a straight-line basis over the total requisite service period for the award, and amounted to $592 for the six months ended June 28, 2008.  The unamortized amount of equity-based compensation expense was $4,593 at June 28, 2008, and amortization of approximately $1,200 per year is scheduled for each of the next four years.

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

10.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	December 31,	June 28,
	2007	2008
Effect of hedging activities, net of tax	$(3,362)	$(2,028)
Foreign currency translation adjustment	425	738
	$(2,937)	$(1,290)

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

Summarized financial information for business segments and major customers follows:

	Successor Entity		Predecessor Entity	Successor Entity
	Three Months	Three Months	Period	Period	Six Months
	Ended	Ended	January 1 to	February 15 to	Ended
	June 30, 2007	June 28, 2008	February 14, 2007	June 30, 2007	June 28, 2008
Revenue:
Government group	$94,406	$95,764	$47,011	$133,258	$212,896
Commercial group	8,500	7,179	3,302	13,239	14,731
International group	18,678	20,991	8,520	27,549	39,782
	$121,584	$123,934	$58,833	$174,046	$267,409

Operating income (loss):
Government group	$91	$1,574	$647	$(2,848)	$9,991
Commercial group	1,028	(291)	(496)	1,056	(302)
International group	285	514	(281)	458	749
	1,404	1,797	(130)	(1,334)	10,438
Corporate (1)	(20)	(345)	(547)	(20)	(592)
	$1,384	$1,452	$(677)	$(1,354)	$9,846

Major customers:
Department of Health and Human Services	46%	43%	36%	43%	46%
Department of Education	17%	17%	23%	19%	17%

(1)   Corporate represents equity-based compensation expense.

12.  Condensed Issuer and Non-Guarantor Financial Information

In connection with the Acquisition by Veritas Capital and the related financing, Vangent Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers under the provisions of Rule 144A under the Securities Act of 1933 and to non-U.S. persons under the provisions of Regulation S under the Securities Act of 1933. The notes are general obligations of Vangent, Inc. and are jointly and severally, fully, irrevocably and unconditionally, guaranteed by Blueprint Technologies, Inc. and PAS, Inc., 100%-owned subsidiaries of Vangent Inc.  As a result of an internal restructuring, the assets and liabilities and operations of Blueprint Technologies, Inc. and PAS, Inc. have been transferred to Vangent Inc., and, accordingly, their financial statements are not presented separately. Certain other 100%-owned subsidiaries do not guarantee the notes (“Non-Guarantors”). These entities include Vangent Canada, Limited, Vangent Mexico, and S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Argentina, S.A., Vangent Venezuela, C.A., Vangent Puerto Rico, Inc., and Vangent, Ltd.

The presentation of the condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors as of December 31, 2007, and for the three and six months ended June 30, 2007, has been revised to separately report financial data for the Issuer and to report the Issuer’s investment in and advances to the Non-Guarantors under the equity method of accounting along with the related elimination of the investment and advances. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors follow:

Issuer and Non-Guarantor Financial Information

Condensed Combining Balance Sheets

	December 31, 2007				June 28, 2008
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$19,022	$7,071	$—	$26,093	$19,067	$11,359	$—	$30,426
Trade receivables, net	102,398	9,894	—	112,292	85,347	13,452	—	98,799
Other receivables and prepaid items	11,163	4,307	—	15,470	15,312	5,043	—	20,355
Total current assets	132,583	21,272	—	153,855	119,726	29,854	—	149,580
Property and equipment, net	16,891	10,688	—	27,579	23,680	8,998	—	32,678
Intangible assets, net	198,027	—	—	198,027	188,662	—	—	188,662
Goodwill	266,836	35,037	—	301,873	269,583	34,614	—	304,197
Deferred debt financing costs and other	12,602	132	—	12,734	11,936	—	—	11,936
Investment in and advances to non- guarantor subsidaries	56,418	—	(56,418)	—	59,054	—	(59,054)	—
Total assets	$683,357	$67,129	$(56,418)	$694,068	$672,641	$73,466	$(59,054)	$687,053

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$—	$—	$7,325	$—	$—	$—	$—
Accounts payable and accrued expenses	54,568	8,680	—	63,248	57,225	12,146	—	69,371
Accrued interest	8,547	—	—	8,547	8,007	—	—	8,007
Deferred tax liability	852	—	—	852	—	—	—	0
Advance payments on contracts	2,715	1,729	—	4,444	2,084	2,019	—	4,103
Total current liabilities	74,007	10,409	—	84,416	67,316	14,165	—	81,481
Long-term debt, net of current portion	420,875	—	—	420,875	420,366	—	—	420,366
Other long-term liabilities	3,746	3,319	(3,202)	3,863	5,062	3,354	(3,248)	5,168
Deferred tax liability	4,440	185	—	4,625	8,346	141	—	8,487
Total liabilities	503,068	13,913	(3,202)	513,779	501,090	17,660	(3,248)	515,502
Stockholder’s equity	180,289	53,216	(53,216)	180,289	171,551	55,806	(55,806)	171,551
Total liabilities and stockholder’s equity	$683,357	$67,129	$(56,418)	$694,068	$672,641	$73,466	$(59,054)	$687,053

Issuer and Non-Guarantor Financial Information

Condensed Combining Statements of Operations

	Three Months Ended June 30, 2007				Three Months Ended June 28, 2008
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Revenue	$102,987	$18,597	$—	$121,584	$103,017	$20,917	$—	$123,934
Cost of revenue	86,619	16,093	—	102,712	88,078	17,856	—	105,934
Gross profit	16,368	2,504	—	18,872	14,939	3,061	—	18,000
General and administrative expenses	12,291	653	—	12,944	11,438	1,035	—	12,473
Selling and marketing expenses	3,704	840	—	4,544	3,322	753	—	4,075
Operating income	373	1,011	—	1,384	179	1,273	—	1,452
Interest (income) expense, net	9,620	(26)	—	9,594	8,822	(45)	—	8,777
Income (loss) before income taxes	(9,247)	1,037	—	(8,210)	(8,643)	1,318	—	(7,325)
Provision (benefit) for income taxes	1,548	436	—	1,984	1,542	(314)	—	1,228
Equity in net income (loss) of non-guarantor subsidaries	601	—	(601)	—	1,632	—	(1,632)	—
Net income (loss)	$(10,194)	$601	$(601)	$(10,194)	$(8,553)	$1,632	$(1,632)	$(8,553)

	Predecessor Entity				Successor Entity
	Period January 1 to February 14, 2007				Period February 15 to June 30, 2007
		Non-				Non-
	Issuer	Guarantors	Elimnations	Total	Issuer	Guarantors	Elimnations	Total
Revenue	$50,349	$8,484	$—	$58,833	$146,634	$27,412	$—	$174,046
Cost of revenue	40,437	7,750	—	48,187	126,412	23,701	—	150,113
Gross profit	9,912	734	—	10,646	20,222	3,711	—	23,933
General and administrative expenses	9,001	382	—	9,383	17,484	954	—	18,438
Selling and marketing expenses	1,590	350	—	1,940	5,643	1,206	—	6,849
Operating income (loss)	(679)	2	—	(677)	(2,905)	1,551	—	(1,354)
Interest (income) expense, net	(21)	11	—	(10)	14,385	(26)	—	14,359
Income (loss) before income taxes	(658)	(9)	—	(667)	(17,290)	1,577	—	(15,713)
Provision (benefit) for income taxes	(327)	35	—	(292)	2,322	614	—	2,936
Equity in net income (loss) of non-guarantor subsidaries	(44)	—	44	—	963	—	(963)	—
Net income (loss)	$(375)	$(44)	$44	$(375)	$(18,649)	$963	$(963)	$(18,649)

	Six Months Ended June 28, 2008
		Non-
	Issuer	Guarantors	Elimnations	Total
Revenue	$227,799	$39,610	$—	$267,409
Cost of revenue	189,378	33,722	—	223,100
Gross profit	38,421	5,888	—	44,309
General and administrative expenses	24,204	2,053	—	26,257
Selling and marketing expenses	6,603	1,603	—	8,206
Operating income	7,614	2,232	—	9,846
Interest (income) expense, net	17,814	(87)	—	17,727
Income (loss) before income taxes	(10,200)	2,319	—	(7,881)
Provision for income taxes	3,054	42	—	3,096
Equity in net income (loss) of non-guarantor subsidaries	2,277	—	(2,277)	—
Net income (loss)	$(10,977)	$2,277	$(2,277)	$(10,977)

Issuer and Non-Guarantor Financial Information

Condensed Combining Statements of Cash Flows

	Predecessor Entity				Successor Entity
	Period January 1 to February 14, 2007				Period February 15 to June 30, 2007
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Net cash (used in) provided by operating activities	$(14,238)	$(4,658)	$—	$(18,896)	$20,454	$2,703	$—	$23,157
Net cash (used in) provided by investing activities	(3,669)	(58)	—	(3,727)	(623,705)	4,011	2,406	(617,288)
Net cash provided by financing activities	10,029	3,242	—	13,271	618,743	2,406	(2,406)	618,743
Effect of exchange rate changes on cash and cash equivalents	—	(166)	—	(166)	—	389	—	389
Net (decrease) increase in cash and cash equivalents	(7,878)	(1,640)	—	(9,518)	15,492	9,509	—	25,001
Cash and cash equivalents, beginning of period	8,341	3,372	—	11,713	—	—	—	—
Cash and cash equivalents, end of period	$463	$1,732	$—	$2,195	$15,492	$9,509	$—	$25,001

	Six Months Ended June 28, 2008
	Issuer	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$16,607	$4,569	$—	21,176
Net cash used in investing activities	(8,590)	(387)	—	(8,977)
Net cash used in financing activities	(7,972)	—	—	(7,972)
Effect of exchange rate changes on cash and cash equivalents	—	106	—	106
Net increase in cash and cash equivalents	45	4,288	—	4,333
Cash and cash equivalents, beginning of period	19,022	7,071	—	26,093
Cash and cash equivalents, end of period	$19,067	$11,359	$—	$30,426

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

Overview

We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of June 28, 2008, our total contract backlog was $1.8 billion, approximately the same as at December 31, 2007.

We manage our business through three segments: the Government Group, the International Group and the Commercial Group.  Our two largest customers are the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”). HHS and DoED represented 46% and 17% of revenue for the six months ended June 28, 2008, compared with 41% and 20% for the corresponding periods in 2007, respectively.

The Government Group is our largest segment and has over 30 years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services.  The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States.  The Government Group represented 80% of revenue for the six months ended June 28, 2008, compared with 77% for the corresponding period in 2007.

The Commercial Group primarily serves the private sector and designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. We provide solutions that automate pre-employment screening, which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly workforce. The Commercial Group represented 5% of revenue for the six months ended June 28, 2008, compared with 7% for the corresponding period in 2007.

The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. The International Group represented 15% of revenue for the six months ended June 28, 2008, compared with 16% for the corresponding period in 2007.

The Acquisition

On February 14, 2007, Vangent Holding Corp. (the “Buyer”) consummated the Acquisition of all of the equity interests of (i) Pearson Government Solutions, Inc., an indirect 100%-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. engaged in the consulting, systems integration and business process outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities, which is referred to as the “Acquisition.”  Pearson and the other seller entities are referred to as the “sellers” or Predecessor Entity.

Closing Price and Purchase Adjustments.  The purchase price for the Acquisition was as follows: (i) $560.0 million in cash; (ii) $35.0 million in Series A preferred stock of the Buyer; (iii) $5.0 million in Series B preferred stock of the Buyer and (iv) 10% of the Class A membership interests of Vangent Holding LLC (the “Buyer Parent”).

Indemnification.  The stock purchase agreement  provides that the sellers will indemnify us, the Buyer and its other affiliates without regard to any time limitation for any losses incurred by us, our parent and its other affiliates in connection with an investigation by the U.S. Government through the Department of Justice and the Inspector General of the Department of Homeland Security to determine whether we and NCS Pearson Inc. violated the Civil False Claims Act or other federal laws in connection with a contract awarded by the Transportation Security Administration to NCS Pearson Inc. in 2002, except that the first $20.0 million in losses resulting from such investigation will be shared equally. Upon closing of the Acquisition, we entered into a joint defense agreement with one of the sellers, NCS Pearson Inc., pursuant to which both parties assumed joint defense with respect to such investigation.

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

For management discussion and analysis purposes, the statements of operations data for the six months ended June 30, 2007 represent the mathematical addition of the results for the Predecessor Entity for the period January 1 to February 14, 2007 and for the Successor Entity for the period February 15 to June 30, 2007. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statements of operations data for such periods.

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

Factors Affecting Our Results of Operations

Our future results of operations are affected by a number of factors, including but not limited to the following:

Dependence on Federal Government Contracts.  Contracts funded by U.S. government agencies represented 74% of revenue for the six months ended June 28, 2008, compared with 71% for the corresponding period in 2007. Revenue from contracts in which we acted as the prime contractor represented 89% of revenue in the six months ended June 28, 2008, about the same as for the corresponding period in 2007. Revenue from cost-plus, fixed-price and time and materials contracts was split as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008

Cost-plus	46%	46%	40%	47%
Fixed-price	49%	50%	53%	49%
Time and materials	5%	4%	7%	4%
	100%	100%	100%	100%

Cost of Revenue.  Cost of revenue includes labor, facilities, direct contract costs, overhead, management and support, amortization of intangible assets, depreciation, and other costs attributable to serving our customers. Labor includes salaries, wages and related employee benefits associated with the professional and customer service staff. Facilities costs include rent for commercial office space and a portion of headquarters costs.  Direct contract costs include travel, hardware and software, and costs of subcontractors. The number and types of personnel, including their salaries and other costs, have a significant impact on cost of revenue.

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

Contract Backlog

Total contract backlog is the amount of revenue we expect to realize over the remaining term of the contracts. We do not include contract ceiling values under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts in backlog.  Firm contract backlog is the value of the base period plus all currently exercised options.  Funded backlog is the portion for which funding has been authorized. A significant portion of our backlog represents work relating to the continuation of services under contracts or projects where we are the incumbent provider.  Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years.

A summary of contract backlog by business segment follows (in millions):

	December 31, 2007			June 28, 2008
	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog
Government Group	$1,422.7	$180.7	$135.9	$1,451.4	$428.9	$140.9
International Group	335.4	215.9	215.9	316.8	202.8	202.8
Commercial Group	11.8	11.8	11.8	21.2	17.5	17.5
	$1,769.9	$408.4	$363.6	$1,789.4	$649.2	$361.2

Critical Accounting Policies

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

Results of Operations

Statements of operations data follow (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007 (1)	2008
Statements of Operations Data
Revenue	$121,584	$123,934	$232,879	$267,409
Cost of revenue	102,712	105,934	198,300	223,100
Gross profit	18,872	18,000	34,579	44,309
General and administrative expenses	12,944	12,473	27,821	26,257
Selling and marketing expenses	4,544	4,075	8,789	8,206
Operating income (loss)	1,384	1,452	(2,031)	9,846
Interest expense, net	9,594	8,777	14,349	17,727
Loss before income taxes	(8,210)	(7,325)	(16,380)	(7,881)
Provision for income taxes	1,984	1,228	2,644	3,096
Net loss	$(10,194)	$(8,553)	$(19,024)	$(10,977)

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	84.5	85.5	85.2	83.4
Gross profit margin	15.5	14.5	14.8	16.6
General and administrative expenses	10.7	10.0	11.9	9.8
Selling and marketing expenses	3.7	3.3	3.8	3.1
Operating income (loss)	1.1	1.2	(0.9)	3.7
Interest expense, net	7.9	7.1	6.2	6.6
Loss before income taxes	(6.8)	(5.9)	(7.1)	(2.9)
Provision for income taxes	1.6	1.0	1.1	1.2
Net loss	(8.4)%	(6.9)%	(8.2)%	(4.1)%

Revenue by Business Segment
Government Group	$94,406	$95,764	$180,269	$212,896
Commercial Group	8,500	7,179	16,541	14,731
International Group	18,678	20,991	36,069	39,782
	$121,584	$123,934	$232,879	$267,409

Business Segment Revenue as a Percent of Total Revenue
Government Group	77.6%	77.3%	77.4%	79.6%
Commercial Group	7.0%	5.8	7.1	5.5
International Group	15.4	16.9	15.5	14.9
	100.0%	100.0%	100.0%	100.0%

(1)Represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to June 30, 2007.

Three and Six Months Ended June 28, 2008 and June 30, 2007

Revenue

The Department of Health and Human Services (“HHS”), as a major customer, represented 46% of total revenue for the six months ended June 28, 2008, compared with 41% for the corresponding period in 2007. The Department of Education (“DoED”), as a major customer, represented 17% of total revenue for the six months ended June 28, 2008, compared with 20% for the corresponding period in 2007.

The increases in total revenue of $2.4 million, or 2%, for the three months and $34.5 million, or 15%, for the six months ended June 28, 2008, primarily reflect higher revenue from the Government Group.

Government Group revenue increased $1.4 million, or 1%, for the three months and $32.6 million, or 18%, for the six months ended June 28, 2008. The increase in the three-month period includes revenue of $3.8 million from new contract awards with the Department of Defense (“DoD”) and a $1.6 million from new contract awards with the Department of Labor (“DoL”), partly offset by a reduction of $3.9 million from Medicare related outsourcing contracts. The increase in the six-month period reflects an increase of $24.7 million from higher prescription drug enrollment volume under continuing Medicare related outsourcing contracts, $6.9 million from new contract awards with DoD, and $1.6 million from new contract awards with DoL, partly offset by reductions to revenue for contracts completed in 2007 for $1.2 million with the Veterans Administration and $1.4 million with the Equal Employment Opportunity Commission.

Commercial Group revenue declined $1.3 million, or 16%, for the three months and $1.8 million, or 11%, for the six months ended June 28, 2008, reflecting lower commercial assessment product sales for various commercial customers and a reduction in training services and assessment related services for several Fortune 500 customers due in part to overall economic conditions and reductions in customer hiring patterns. The reduction for the six-month period was partly offset by an increase of $0.6 million in services performed under a contract with the Air Force.

International Group revenue increased $2.3 million, or 12%, for the three months and $3.7 million, or 10%, for the six months ended June 28, 2008. The increases reflect two new contracts in Canada.

Cost of Revenue

Cost of revenue increased $3.2 million, or 3%, for the three months and $24.8 million, or 13%, for the six months ended June 28, 2008, reflecting increased labor and services provided under government contracts and an increase of $2.5 million for the six-month period in amortization of intangible assets resulting from the Acquisition on February 14, 2007. Amortization of intangibles was recorded for the six months ended June 28, 2008, compared with 4.5 months for the corresponding period of 2007. Costs for the six months ended June 30, 2007, included a charge of $3.2 million resulting from the termination of a contract with the University of California.

Gross Profit

Gross profit declined $0.9 million, or 5%, for the three months but increased $9.7 million, or 28%, for the six months ended June 28, 2008. The gross margin percentage declined to 14.5% of revenue in the three months ended June 28, 2008, from 15.5% for the corresponding period in 2007. The gross margin percentage increased to 16.6% of revenue in the six months ended June 28, 2008, from 14.8% for the corresponding period in 2007. The increase in gross profit and the improvement in the gross margin in the six-month period reflect an increase of $3.2 million in award fees earned based on multi-year performance under cost-plus government contracts.

General and Administrative Expenses

General and administrative expenses were $.5 million, or 4%, lower for the three months ended June 28, 2008. Expenses were 10% of revenue, compared with 11% for the corresponding period in 2007.  Expenses for the three months ended June 28, 2008, include $0.5 million in legal fees for litigation issues and related insurance recoveries. Expenses for the 2007 period included transition-related expenses of $1.8 million, including sales and retention bonuses of $1.3 million.

General and administrative expenses were $1.6 million, or 6%, lower for the six months ended June 28, 2008.  Expenses were 10% of revenue, compared with 12% for the corresponding period in 2007. Expenses for the six months ended June 28, 2008, include $1.2 million in legal fees for litigation issues and related insurance recoveries and $0.5 million for consulting fees for compliance with the internal control requirements under Sarbanes Oxley that become effective for the Company in 2008. Expenses for the six months ended June 28, 2008 also include a net charge of $2.0 million consisting of an expense of $4.0 million to increase the claim settlement amount to $5.0 million relating to a contract dispute with the University of California, partly offset by an expense reduction of $2.0 million resulting from an agreement with the Company’s insurance carrier under which the carrier agreed to contribute $2.0 million to fund the settlement with the University of California under a mutual reservation of rights and reimbursement agreement.

Expenses for the six-month period in 2007 included transition-related expenses of $5.5 million, including sales and retention bonuses of $2.9 million, transition costs of $1.1 million and equity-based compensation of $1.5 million resulting from the accelerated vesting of Predecessor Entity equity-based awards in connection with the Acquisition, and included a charge of $1.0 million for an increase in expected settlement costs relating to a terminated contract with the Transportation Security Administration.

Operating Income (Loss)

A summary of operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008
Operating income (loss):
Government Group	$91	$1,574	$(2,201)	$9,991
Commercial Group	1,028	(291)	560	(302)
International Group	285	514	177	749
	1,404	1,797	(1,464)	10,438
Corporate	(20)	(345)	(567)	(592)
	$1,384	$1,452	$(2,031)	$9,846

Operating income (loss) as a percent of business segment revenue:
Government Group	0.1%	1.6%	(1.2)%	4.7%
Commercial Group	12.1%	(4.1)%	3.4%	(2.1)%
International Group	1.5%	2.4%	0.5%	1.9%

The increase in total operating income of $11.9 million for the six months ended June 28, 2008, primarily reflects the higher gross profit margin for the Government Group including an increase of $3.2 million in award fees earned based on multi-year performance under cost-plus government contracts. The total operating loss of $2.0 million for the 2007 period included transition-related expenses of $5.5 million for bonuses and Predecessor Entity equity-based compensation.

Government Group operating income increased $1.5 million for the three months ended June 28, 2008. Operating income for the 2007 period included a loss of $0.7 million in connection with the disputed contract with the University of California.

Government Group operating income increased $12.2 million for the six months ended June 28, 2008, and reflects increases of $6.8 million from Medicare related outsourcing contracts including award fees earned, $1.9 million from DoD contracts, $1.3 million from DoED contracts, and $1.1 million from HHS contracts.  The increases were partially offset by an increase of $2.5 million in amortization of intangibles resulting from the Acquisition on February 14, 2007.  Amortization of intangibles was recorded for the six months ended June 28, 2008, compared with 4.5 months for the corresponding period of 2007. Operating income for the six months ended June 28, 2008, also reflects a net charge of $2.0 million, net of insurance recovery, resulting from the settlement of claims with the University of California.

The operating loss for the six-month period in 2007 included a loss of $3.2 million in connection with the disputed contract with the University of California.

The Commercial group operating losses amounted to $0.3 million for the three and six months ended June 28, 2008, compared with operating income of $1.0 million and $0.6 million for the corresponding periods in 2007. The operating losses reflect the revenue reductions of $1.3 million for the three-month and $1.8 million for the six-month periods, partly offset with reductions to costs. General and administrative expenses for the six-month period in 2007 included transition-related expenses of $0.3 million.

The increases in International Group operating income of $0.2 million for the three months and $0.6 million for the six months ended June 28, 2008, primarily reflect two new contracts in Canada, partially offset by higher general and administrative expenses.

Interest Expense, Net

Interest expense is accrued on borrowings in connection with the Acquisition on February 14, 2007, including a $240.0 million term loan under the senior secured credit facility and $190.0 million of 9 5/8% senior subordinated notes due 2015. The reduction of $0.8 million, or 9%, in net interest expense for the three months ended June 28, 2008, reflects lower variable interest rates that declined more than 200 basis points on the unhedged portion of the term loan and the lower debt level resulting from repayments of the term loan. The increase of $3.4 million, or 24%, in net interest expense for the six months ended June 28, 2008, reflects interest accrued on an average outstanding debt level of $424 million for six months, compared with an average debt level of $433 million for 4.5 months for the corresponding period in 2007, partly offset by the decline in variable rates on the unhedged portion of the term loan.

Provision for Income Taxes

A summary of the provision for income taxes follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 28,	June 30,	June 28,
	2007	2008	2007	2008
Provision (benefit) for income taxes excluding tax valuation allowance	$(950)	$(1,074)	$(1,220)	$(1,622)
Tax valuation allowance	2,934	2,302	3,864	4,718
Total provision for income taxes	$1,984	$1,228	$2,644	$3,096

Accounting for income taxes by the Successor Entity differs significantly from the Predecessor Entity.  As a result of the Acquisition, the tax basis of assets and liabilities changed significantly, primarily intangible assets and goodwill.  The valuation allowance resulted primarily from net operating losses generated since the Acquisition, and the net operating losses reflect amortization of tax deductible goodwill.  The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at June 28, 2008, will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets.

Net Loss

The reduction of $1.6 million, or 16%, in the net loss for the three months ended June 28, 2008, reflects the reduction in interest expense. The reduction of $8.0 million, or 42%, in the net loss for the six months ended June 28, 2008, reflects the increase of $11.9 million in operating income partially offset by the increase in interest expense with Acquisition-related debt outstanding for the full six-month period ended June 28, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has been available cash and cash equivalents, cash flows from operating activities, and available revolving credit under the senior secured credit facility.  Cash and cash equivalents amounted to $30.4 million at June 28, 2008, cash flow from operating activities was $21.2 million for the six months ended June 28, 2008, and $49.6 million was available under the revolving credit facility.  Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and available borrowings under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

Our long-term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

A summary of working capital follows (in thousands):

	December 31,	June 28,
	2007	2008
Cash and cash equivalents	$26,093	$30,426
Trade receivables, net	112,292	98,799
Other receivables and prepaid items	15,470	20,355
Current portion of long-term debt	(7,325)	—
Accounts payable and accrued expenses	(63,248)	(69,371)
Accrued interest	(8,547)	(8,007)
Other	(5,296)	(4,103)
Working capital	$69,439	$68,099

Cash and cash equivalents of $30.4 million is composed of highly liquid instruments with original maturities of 90 days or less.  Cash in bank accounts at times may exceed federally insured limits.  Cash equivalents are comprised of repurchase agreements with a major commercial bank under which cash is invested in U.S. Treasury and U.S. government agency securities.

Trade receivables declined from $112.3 million at December 31, 2007, to $98.8 million at June 28, 2008. The reduction of $13.5 million, or 12%, reflects the effect of the reduction in revenue from $147.6 million for the three months ended December 31, 2007, to $123.9 million for the three months ended June 28, 2008.

The increase of $4.9 million in other receivables and prepaid items reflects an accrued receivable of $2.0 million from the Company’s insurance carrier relating to the settlement of claims in May 2008 with the University of California and a prepaid software maintenance agreement of $0.9 million.

A summary of net cash flows follows (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1 to February 14,	Period February 15 to June 30,	Six Months Ended June 28,
	2007	2007	2008
Cash flows (used in) provided by:
Operating activities	$(18,896)	$23,157	$21,176
Investing activities	(3,727)	(617,288)	(8,977)
Financing activities	13,271	618,743	(7,972)

Operating Activities

Net cash flow of $21.2 million provided by operating activities for the six months ended June 28, 2008, reflects the net loss of $11.0 million adjusted by noncash charges of $10.5 million for amortization of intangible assets and $6.8 million for depreciation and amortization of property and equipment and a net reduction of $13.5 million in trade receivables resulting from lower revenue, partly offset by a net increase of $3.9 million in other receivables and prepaid items.

Net cash flow of $23.2 million provided by operating activities for the period February 15 to June 30, 2007, reflects the net loss of $18.6 million adjusted by noncash charges of $8.6 million for amortization of intangible assets and $4.8 million for depreciation and amortization of property and equipment, a net increase of $20.0 million in accounts payable and accrued expenses, and interest of $9.2 million accrued on long-term debt.

Net cash flow of $18.9 million used in operating activities for the period January 1 to February 14, 2007, reflects an increase of $16.4 million in accounts receivable from the timing of customer collections.

Investing Activities

Cash paid to purchase the government health integration group of Aptiv Technology Partners in May 2008 amounted to $3.9 million, including acquisition fees.

Capital expenditures funded in cash amounted to $5.0 million for the six months ended June 28, 2008, and are expected to total $14.5 million for 2008 primarily for anticipated contractual and general infrastructure requirements and new business growth.

Noncash investing and financing activities included leasehold improvements of $2.5 million recorded under an operating lease for office space. Other liabilities increased for the corresponding deferred rent obligation under the operating lease.

Net cash flow of $617.3 million used in investing activities for the period February 15 to June 30, 2007, reflects $615.2 million resulting from the Acquisition.

Net cash flow of $3.7 million used in investing activities for the period January 1 to February 14, 2007, represents capital expenditures.

Financing Activities

Borrowings under the senior secured credit facility are subject to mandatory prepayment based on a percentage of annual excess cash flow, as defined.  Repayments of $7.8 million, primarily a mandatory prepayment, were made in the six months ended June 28, 2008.

Net cash of $618.7 million provided by financing activities for the period February 15 to June 30, 2007, reflects debt of $430.0 million and equity of $203.5 million issued in connection with the Acquisition.  Debt financing costs of $14.0 million were paid in connection with financing for the Acquisition.

Net cash of $13.3 million provided by financing activities for the period January 1 to February 14, 2007, reflects a net investment by Predecessor Entity.

Senior Secured Credit Facility

At June 28, 2008, the senior secured credit facility consisted of a term loan of $230.4 million due February 14, 2013, an available revolving credit facility of up to $49.6 million that expires February 14, 2012 and a letter of credit of $0.4 million.  There were no borrowings outstanding under the revolving credit facility at June 28, 2008 or December 31, 2007.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.25-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.25-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $0.6 million beginning June 2010 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end.  Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio. At June 28, 2008, the Company was in compliance with the covenants.

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

In the event of an equity offering on or prior to February 15, 2010, the Company may redeem the notes with the net cash proceeds of one or more equity offerings at 109.625% of the principal amount, provided that at least 65% of the principal amount of the notes originally issued remains outstanding immediately following such redemption.

With respect to a redemption not related to an equity offering at any time prior to February 15, 2011, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount plus an applicable premium, as defined, and additional interest, as defined. The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility

The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term-loan borrowing under the senior secured credit facility. The Company exchanged its floating LIBOR interest rate for a fixed interest rate, as follows:

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Date Entered	Amount	to be Paid	to be Received	Period Covered
February 2007	$140,000	5.215%	LIBOR	February 2007 to February 2008
	120,000	5.215%	LIBOR	February 2008 to February 2009
	110,000	5.215%	LIBOR	February 2009 to February 2010

April 2008	$75,000	3.280%	LIBOR	April 2008 to February 2010
	150,000	3.280%	LIBOR	February 2010 to February 2011

The Company documented its risk management objective and nature of the risks being hedged and has designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the net interest rate swap liability was $2.2 million at June 28, 2008, resulting in an unrealized loss of $2.0 million reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity and a realized loss of $0.2 million for the ineffective portion reported as interest expense.

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

Credit Ratings

The debt-to-equity ratio was 245% at June 28, 2008, compared with 238% at December 31, 2007. There have been no changes in the ratings assigned by Standard and Poor’s in April 2007 and by Moody’s in January 2007, as follows:

	Standard & Poor’s	Moody’s
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B-2
Outlook	Negative	Stable

Contractual Obligations

Contractual commitments to make future cash payments under long-term debt agreements, contracts and contingent commitments at June 28, 2008, follow (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Long-term debt:
Term loan under senior secured credit facility (1)	230.4	$—	$2.4	$228.0	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0
Interest relating to long-term debt (2)	182.0	32.4	57.9	55.1	36.6
Operating and capital leases	74.2	15.5	24.1	16.0	18.6
Purchase commitments (3)	30.9	17.9	13.0	—	—
	$707.5	$65.8	$97.4	$299.1	$245.2

(1)

There were no borrowings under the senior secured revolving credit facility at June 28, 2008. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory payments resulting from excess cash flow.

(2)

Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 4.64% at June 28, 2008, the related interest rate swap, and the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Purchase commitments represent the minimum noncancelable obligations under service agreements, primarily information technology and telecommunications services.

Off-Balance Sheet Arrangements

As of June 28, 2008, there were no off-balance sheet arrangements other than operating leases for office facilities and a letter of credit issued under the senior secured credit facility.

Recent Accounting Pronouncements

Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments

The fair value of financial instruments at June 28, 2008, follows (in thousands):

	Carrying Amount	Fair Value
Long-term debt:
Variable-rate term loan under senior secured credit facility	$230,366	$230,366
9 5/8% senior subordinated notes, due February 15, 2015	190,000	165,300
Net liabilitiy:
Interest rate swaps	2,191	2,191

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

Interest Rate Risk

We are subject to interest rate risk in connection with the unhedged portion of the variable-rate term loan and the available revolving variable-rate credit facility under the senior secured credit facility. The unhedged portion of the outstanding term loan was $35.4 million, and $49.6 million was available under the revolving credit facility at June 28, 2008.

Foreign Currency Risk

We invoice customers primarily in U.S. dollars and in local currencies in the countries in which we have foreign operations. We are exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. At June 28, 2008, 10% of our trade receivables were denominated in foreign currencies.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 28, 2008, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

University of California Contract

In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract.  In July 2008, the Company and The Regents of the University of California executed a definitive settlement agreement under which the Company subsequently paid $5.0 million to the University of California. The Company has made a claim for coverage under its professional liability policy with respect to this matter. The insurance carrier previously denied the initial request for coverage, which denial was disputed by the Company.  In August 2008, the carrier contributed $2.0 million to fund the settlement with the University of California pursuant to a mutual reservation of rights and reimbursement agreement entered into on May 8, 2008. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $4.0 million to general and administrative expense for the six months ended June 28, 2008, increasing its settlement liability to $5.0 million at June 28, 2008, and recorded a reduction of $2.0 million in general and administrative expense and recorded a receivable in the same amount from the insurance carrier at June 28, 2008.

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

Vangent, Inc.

August 11, 2008	/s/ Christine M. Bailey
Christine M. Bailey
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)