Form 10-Q
period 2008-09-27
Vangent, Inc.
filed 2008-11-12
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 27, 2008

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

There were 100 shares of common stock of Vangent, Inc. issued and outstanding at September 27, 2008.

VANGENT, INC.

(formerly Pearson Government Solutions Business)

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2007 and September 27, 2008 (successor entity)	3

	Condensed Consolidated Statements of Operations for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to September 29, 2007, for the three months ended September 29, 2007, and for the three and nine months ended September 27, 2008 (successor entity)	4

	Condensed Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss) for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to September 29, 2007, and for the nine months ended September 27, 2008 (successor entity)	5

	Condensed Consolidated Statement of Cash Flows for the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to September 29, 2007, and for the nine months ended September 27, 2008 (successor entity)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4T.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signature		35

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Balance Sheets

(in thousands, except share and per-share amounts)

(unaudited)

	December 31, 2007	September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$26,093	$18,091
Trade receivables, net	112,292	111,718
Other receivables and prepaid items	15,470	14,958
Total current assets	153,855	144,767

Property and equipment, net	27,579	30,023
Intangible assets, net	198,027	183,330
Goodwill	301,873	303,747
Deferred debt financing costs, net	12,448	10,751
Other assets	286	94
Total assets	$694,068	$672,712

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$—
Accounts payable	36,981	27,743
Accrued expenses	26,267	32,145
Accrued interest	8,547	3,395
Deferred tax liability	852	4,098
Advance payments on contracts	4,444	2,537
Total current liabilities	84,416	69,918

Long-term debt, net of current portion	420,875	420,366
Other long-term liabilities	3,863	6,689
Deferred tax liability	4,625	5,924
Total liabilities	513,779	502,897
Commitments and contingencies (Note 8)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	205,275	206,114
Accumulated other comprehensive loss	(2,937)	(2,826)
Accumulated deficit	(22,049)	(33,473)
Total stockholder’s equity	180,289	169,815
Total liabilities and stockholder’s equity	$694,068	$672,712

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Successor Entity		Predecessor Entity	Successor Entity
	Three Months Ended September 29, 2007	Three Months Ended September 27, 2008	Period January 1 to February 14, 2007	Period February 15 to September 29, 2007	Nine Months Ended September 27, 2008
Revenue	$129,610	$133,391	$58,833	$303,656	$400,800
Cost of revenue	103,983	106,470	48,187	254,096	329,570
Gross profit	25,627	26,921	10,646	49,560	71,230
General and administrative expenses	11,544	12,445	9,383	29,982	38,702
Selling and marketing expenses	4,190	3,757	1,940	11,039	11,963
Operating income (loss)	9,893	10,719	(677)	8,539	20,565
Interest expense	10,091	8,719	34	24,651	26,895
Interest income	(360)	(185)	(44)	(561)	(634)
Income (loss) before income taxes	162	2,185	(667)	(15,551)	(5,696)
Provision (benefit) for income taxes	1,566	2,632	(292)	4,502	5,728
Net loss	$(1,404)	$(447)	$(375)	$(20,053)	$(11,424)

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Intercompany Investment in	Accumulated	Total Owner’s/ Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Subsidiary	Deficit	Equity

Predecessor Entity
Balance, December 31, 2006	—	$—	$—	$(5,502)	$534,586	$—	$529,084
Foreign currency translation adjustment	—	—	—	(166)	—	—	(166)
Net loss	—	—	—	—	(375)	—	(375)
Total comprehensive loss							(541)
Equity transfers and investment	—	—	—	—	13,310	—	13,310
Balance, February 14, 2007	—	$—	$—	$(5,668)	$547,521	$—	$541,853

Successor Entity
Balance, February 15, 2007	—	$—	$—	$—	$—	$—	$—
Effect of hedging activities, net of tax	—	—	—	(1,040)	—	—	(1,040)
Foreign currency translation adjustment	—	—	—	313	—	—	313
Net loss	—	—	—	—	—	(20,053)	(20,053)
Total comprehensive loss							(20,780)
Issuance of common stock	100	—	203,466	—	—	—	203,466
Balance, September 29, 2007	100	$—	$203,466	$(727)	$—	$(20,053)	$182,686

Balance December 31, 2007	100	$—	$205,275	$(2,937)	$—	$(22,049)	$180,289
Effect of hedging activities, net of tax	—	—	—	821	—	—	821
Foreign currency translation adjustment	—	—	—	(710)	—	—	(710)
Net loss	—	—	—	—	—	(11,424)	(11,424)
Total comprehensive loss							(11,313)
Equity-based compensation	—	—	839	—	—	—	839
Balance, September 27, 2008	100	$—	$206,114	$(2,826)	$—	$(33,473)	$169,815

See notes to condensed consolidated financial statements.

Vangent, Inc.

(formerly Pearson Government Solutions Business)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Period January 1 to February 14,	Period February 15 to September 29,	Nine Months Ended September 27,
	2007	2007	2008
Cash flows from operating activities
Net loss	$(375)	$(20,053)	$(11,424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangibles	132	12,953	15,851
Depreciation and amortization	2,237	7,800	10,475
Equity-based compensation expense	1,477	475	839
Deferred income taxes	(19)	3,749	4,889
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables	(16,445)	1,255	574
Other receivables and prepaid and other assets	343	(14,486)	2,886
Accounts payable and accrued liabilities	(5,047)	21,350	(6,214)
Accrued interest payable	—	4,686	(5,152)
Advance payments on contracts	(1,206)	(1,736)	(1,907)
Other	7	—	125
Net cash (used in) provided by operating activities	(18,896)	15,993	10,942
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(615,206)	(3,892)
Capital expenditures	(3,727)	(4,412)	(6,796)
Net cash used in investing activities	(3,727)	(619,618)	(10,688)
Cash flows from financing activities
Proceeds from issuance of common stock	—	203,466	—
Borrowings under revolving credit facility	—	15,000	—
Repayment of borrowing under revolving credit facility	—	(15,000)	—
Proceeds from issuance of senior secured term loan	—	240,000	—
Repayment of senior secured term loan	—	(1,200)	(7,834)
Proceeds from issuance of senior subordinated notes	—	190,000	—
Debt financing costs	—	(14,013)	—
Investment from parent	13,310	—	—
Capital lease payments	(39)	(131)	(205)
Net cash provided by (used in) financing activities	13,271	618,122	(8,039)
Effect of exchange rate changes on cash equivalents	(166)	499	(217)
Net (decrease) increase in cash and cash equivalents	(9,518)	14,996	(8,002)
Cash and cash equivalents, beginning of period	11,713	—	26,093
Cash and cash equivalents, end of period	$2,195	$14,996	$18,091
Supplemental noncash investing and financing activities:
Leasehold improvements provided under operating lease	$—	$—	$2,503
Supplemental cash flow information
Interest paid	$—	$18,470	$30,361
Income taxes paid	35	524	405

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

The condensed consolidated financial statements for the Predecessor Entity were prepared from Pearson’s accounting records and are presented on a carve-out basis to include the results of operations applicable to the managed group of entities under Pearson known as Pearson Government Solutions Business.  Owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity. Unaudited consolidated financial statements for the Predecessor Entity are presented for the period January 1 to February 14, 2007. As a result of the application of the purchase accounting method and the valuation of assets and liabilities at fair value as of the date of the acquisition, the consolidated financial statements of the Successor Entity are not comparable with the Predecessor Entity.

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

Nature of Operations

Vangent serves customers in the U.S. government, international governments, higher education, and the commercial human resource management sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems.  The Department of Health and Human Services (“HHS”) represented 46% and the Department of Education (“DoED”) represented 17% of revenue for the nine months ended September 27, 2008.

Fiscal Year and Quarterly Periods

The Company’s fiscal year begins on January 1 and ends on December 31.  Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s business processes.

2.              Acquisitions

Acquisition of Aptiv Technology Partners

In May 2008, Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3,892, including acquisition fees.  In accordance with SFAS No. 141, Business Combinations, and the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business has been included in Vangent’s consolidated financial statements from the date of the acquisition.  The acquired business is part of the government business segment. The allocation of the purchase consideration resulted in intangible assets of $1,154 scheduled to be amortized over a three-year period and goodwill of $2,703 that is expected to be tax deductible. The pro forma effect on results of operations for the nine months ended September 27, 2008, giving effect to the acquisition as if it occurred on January 1, 2008, was not material.

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

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in measuring fair value in a market that is not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date and clarifies: how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No.115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value.  The Company adopted SFAS 159 on January 1, 2008, and there was no effect on the consolidated financial statements since the Company did not elect the fair value option for assets and liabilities within the scope of SFAS 159.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require expanded disclosures about how and why a company engages in derivative and hedging activities, how derivative instruments and related hedged items are accounted for, and their effect on financial position and results of operations for each major type of derivative instrument, including interest rates, foreign exchange, equity, commodity, and credit contracts. The new standards become effective January 1, 2009. The Company is evaluating the additional disclosure requirements with respect to interest rate swaps that are designed to hedge interest expense on a portion of the variable-rate term loan, the only derivative instruments in which the Company engages.

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

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Company is currently evaluating the impact of the new standard on its results of operations and financial position, but does not believe there will be a material impact.

4.   Intangible Assets and Goodwill

A summary of intangible assets at September 27, 2008, follows:

	Weighted			Net
	Average Life		Accumulated	Carrying
	(in years)	Cost	Amortization	Amount
Customer relationships	10.8	$205,724	$(33,930)	$171,794
Intellectual property	Indefinite	11,178	—	11,178
Other	4	658	(300)	358
		$217,560	$(34,230)	$183,330

Amortization of intangible assets was $15,851 for the nine months ended September 27, 2008, and $12,953 for the period February 15 to September 29, 2007. Amortization of intangible assets for each of the next five years is estimated to range from $20,900 to $21,400 per year.

A summary of changes in the carrying value of goodwill for the nine months ended September 27, 2008, follows:

Net
Carrying
Amount
Balance, December 31, 2007	$301,873
Acquisition of Aptiv Technology Partners	2,703
Deferred income tax adjustment	(829)
Balance, September 27, 2008	$303,747

5.   Long-Term Debt and Interest Rate Swap

A summary of long-term debt follows:

	December 31, 2007	September 27, 2008
Senior secured credit facility:
Term loan, due February 14, 2013, with interest at variable rates (4.82% at September 27, 2008)	$238,200	$230,366

9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000
	428,200	420,366
Less: current portion	(7,325)	—
Long-term debt, less current portion	$420,875	$420,366

Scheduled maturities of long-term debt as of September 27, 2008, follow:

2009	$—
2010	1,781
2011	2,375
2012	2,375
2013	223,835
2014	—
2015	190,000
$420,366

Senior Secured Credit Facility

At September 27, 2008, the senior secured credit facility consisted of a term loan of $230,366 due February 14, 2013, an available revolving credit facility of up to $49,590 that expires February 14, 2012, and a letter of credit of $410. There were no borrowings outstanding under the revolving credit facility at September 27, 2008 or December 31, 2007. A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.00-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $594 beginning June 2010 with the balance due February 14, 2013. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Repayments of $7,834, primarily a mandatory prepayment, were made in the nine months ended September 27, 2008. Because the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio. As of September 27, 2008, the Company was in compliance with the covenants.

9 5/8% Senior Subordinated Notes

In February 2007, the Company completed an offering of $190,000 principal amount of 9 5/8% senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. Proceeds of the offering were used to fund the Acquisition. The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility. The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the notes.

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

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility

The Company has entered into interest rate swap agreements with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term-loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate, as follows:

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

The Company documented its risk management objective and nature of the risks being hedged and has designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the net interest rate swap liability was $2,688 at September 27, 2008, resulting in an unrealized loss of $2,540 reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity and a realized loss of $148 for the ineffective portion reported as interest expense.

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

6. Fair Value Measurements

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

A summary of the bases used to measure certain financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheet follows:

		Basis of Fair Value Measurements
	Balance September 27,	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps included in:
Short-term liabilities	$875	$—	$875	$—
Long-term liabilities	1,813	—	1,813	—
	$2,688	$—	$2,688	$—

7. Income Taxes

The provision for income taxes amounted to $2,632 for the three months and $5,728 for the nine months ended September 27, 2008, and is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The tax valuation allowance of $2,401 for the three months and $7,119 for the nine months ended September 27, 2008, results primarily from the effect on the U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized under U.S. generally accepted accounting principles.

A valuation allowance is recorded against deferred tax assets when it is determined that it is more likely than not that a tax benefit will not be realized. Realization of net deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the U.S. net operating loss carryforward. Based on an assessment of available evidence, including the net operating losses, the Company determined that it was more likely than not that its future taxable income would not be sufficient to realize the U.S. federal, state and local deferred tax assets at September 27, 2008. Accordingly, a full valuation allowance has been established against the U.S. deferred tax assets. If the valuation allowance is reduced in future periods, a portion of the reduction would be recorded as a reduction to goodwill, except beginning January 2009, with the implementation of SFAS No. 141(R), Business Combinations, reductions to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.

The net deferred tax liability aggregated $10,022 at September 27, 2008, and includes $9,911 that relates to an indefinite lived intangible asset (goodwill) that is amortized and deducted for income tax purposes in the United States, but is not amortized under U.S. generally accepted accounting principles.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Pursuant to the Acquisition agreement, Vangent is indemnified and is not liable for any income taxes that relate to the pre-Acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at September 27, 2008. Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.

Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. In 2008, Vangent filed its initial income tax returns for the period February 15 to December 31, 2007, which will be subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties, if any, relating to income taxes are charged to the provision for income taxes.

8. Commitments and Contingencies

University of California Contract

In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract. In July 2008, the Company and The Regents of the University of California executed a definitive settlement agreement under which the Company subsequently paid $4,995 to the University of California. The Company has made a claim for coverage under its professional liability policy with respect to this matter. The insurance carrier previously denied the initial request for coverage, which denial was disputed by the Company. In August 2008, the carrier contributed $1,998 to fund the settlement with the University of California pursuant to a mutual reservation of rights and reimbursement agreement entered into on May 8, 2008. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $3,995 to general and administrative expense for the nine months ended September 27, 2008, made a settlement payment of $4,995 in August 2008, and recorded a reduction of $1,998 to general and administrative expense for the amount received from the insurance carrier in August 2008.

Loss of Data

In September 2007, the Company became aware of an event which could lead to the loss of third party confidential information. As of September 27, 2008, the Company has incurred costs of $4,541 to mitigate the risk of damages to any third party as a result of the loss. The Company believes that $4,041 of these costs are recoverable under its professional liability insurance and such amount is included in other receivables in the consolidated balance sheet as of September 27, 2008.

Transportation Security Administration

In February 2002, the Transportation Security Administration (“TSA”) awarded the Predecessor Entity a contract to assess and recruit passenger screeners for airports by November 19, 2002, the date mandated by Congress. The contract expired on December 31, 2002, and the Predecessor Entity was not awarded the subsequent contract. During the term of the agreement, the contract was modified multiple times and the contract value increased from an original bid of $100,000 to $742,000. This amount was eventually fully funded by TSA. As of December 31, 2002, the Predecessor Entity had earned the maximum allowed under the core contract funding level of $731,000 together with an additional $11,000 in connection with the pilot program. The pilot program contract ended in 2003.

 The Department of Homeland Security Inspector General investigated the contract in conjunction with the U.S. Department of Justice (“DOJ”) to determine whether the Predecessor Entity or its subcontractors violated the Civil False Claims Act. Monetary liability under the Civil False Claims Act includes treble damages plus civil penalties of $5.5 to $11.0 per false claim. The Acquisition agreement provides that Pearson will indemnify Vangent, the Buyer and its other affiliates without regard to any time limitation for 50% of any losses incurred in connection with the investigation up to the aggregate amount of $20,000 and for 100% of any losses in excess of $20,000.

As of February 14, 2007, the remaining balance of the accrued liability established by the Predecessor Entity was $5,959, of which $5,648 was for settlement negotiations with respect to the ongoing investigation of its performance and billings under the TSA contract, including an expense of $1,000 recorded for the period January 1 to February 14, 2007, as settlement negotiations between the parties continued. The balance of the accrued liability was $5,648 at December 31, 2007. In connection with the Acquisition and related cost-sharing provisions, a receivable of $2,824 from Pearson representing 50% of the expected accrued losses was included in other receivables at December 31, 2007.

In October 2008, Pearson and Vangent, without admitting any liability, executed a settlement and release agreement which Vangent expects DOJ will sign within 60 days. Within five business days of full execution of the agreement, Pearson will pay $5,648 to the United States and Vangent will pay $2,824 to Pearson. As a result of the agreement, Vangent reduced its accrued receivable from Pearson from $2,824 to zero and recorded a corresponding reduction of $2,824 in the accrued settlement liability; there was no effect on costs and expenses. Vangent’s remaining obligation of $2,824 under the agreement is reflected as an accrued liability in the consolidated balance sheet as of September 27, 2008.

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

9.  Equity-Based Compensation

Successor Entity

No stock options are authorized and no stock options have been granted by Vangent.

Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.   At September 27, 2008, the outstanding balance of grants of Class B interests represented 5.6% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holdings, LLC, the Class B interests are subject to a five-year vesting schedule, except in the event of a change of control.  The unvested portion of Class B interests reverts to the holders of Class A interests in Vangent Holding LLC.  Class B interests are granted with no exercise price or expiration date.  Holders of Class B interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital.  Grants of Class B interests are limited to 7.5% in the aggregate.

A summary of activity for grants and the outstanding balance of Class B interests in Vangent Holding LLC follow:

	Class B Interests Available for Grant	Class B Interests Outstanding	Fair Value of Class B Interests at Date of Grant
Balance, February 15, 2007	—%	—%	$—
Authorized	7.5	—	—
Granted	(5.3)	5.3	5,946
Forfeited	0.4	(0.4)	(454)
Balance, December 31, 2007	2.6	4.9	5,492
Granted	(1.5)	1.5	1,695
Forfeited	0.8	(0.8)	(948)
Balance, September 27, 2008	1.9%	5.6%	$6,239

At September 27, 2008:
Vested		0.9%
Not yet vested		4.7
		5.6%

The fair value of the Class B interests at the date of grant is based upon the value of the interests of Vangent Holding LLC less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A interests in February 2007.  Equity-based compensation expense is recorded based on the grant-date fair value on a straight-line basis over the total requisite service period for the award, and amounted to $839 for the nine months ended September 27, 2008.  The unamortized amount of equity-based compensation expense was $4,491 at September 27, 2008, and amortization of approximately $1,100 per year is scheduled for each of the next four years.

Predecessor Entity

The Predecessor Entity accounted for equity-based compensation using the fair value method. Under the fair value method, stock options were valued on the date of grant, and equity-based compensation expense was recognized over the service period. Grants of restricted stock awards were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the underlying stock, and such value was recognized as an expense over the corresponding service period.  The remaining balances of unvested equity-based awards were vested in full in connection with the Acquisition resulting in equity-based compensation expense of $1,477 for the period January 1 to February 14, 2007.

10.  Related Party Transactions

Vangent pays an annual management fee of $1,000 to Veritas Capital for general business management, financial, strategic and consulting services.

Included in the purchase consideration relating to the Acquisition in February 2007 was a one-time transaction fee of $10,000 paid to Veritas Capital as consideration in connection with planning, structuring and consummating the Acquisition.

Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.

11.  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) follow:

	December 31,	September 27,
	2007	2008
Effect of hedging activities, net of tax	$(3,361)	$(2,540)
Foreign currency translation adjustment	424	(286)
	$(2,937)	$(2,826)

12.   Business Segments and Major Customers

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

Vangent evaluates the performance of its operating segments based on operating income, but does not measure revenue or operating income by its major service offerings either for internal management or external financial reporting purposes. The new basis of accounting resulting from the Acquisition in February 2007 has a significant effect on results of operations.

Summarized financial information for business segments and major customers follows:

			Predecessor
	Successor Entity		Entity	Successor Entity
	Three Months	Three Months	Period	Period	Nine Months
	Ended	Ended	January 1 to	February 15 to	Ended
	September 29,	September 27,	February 14,	September 29,	September 27,
	2007	2008	2007	2007	2008
Revenue
Government group	$102,896	$107,949	$47,011	$236,154	$320,845
Commercial group	8,555	7,161	3,302	21,794	21,892
International group	18,159	18,281	8,520	45,708	58,063
	$129,610	$133,391	$58,833	$303,656	$400,800

Operating income (loss)
Government group	$8,996	$10,273	$647	$6,148	$20,263
Commercial group	915	244	(496)	1,971	(58)
International group	(38)	450	(281)	420	1,199
	9,873	10,967	(130)	8,539	21,404
Corporate (1)	20	(248)	(547)	—	(839)
	$9,893	$10,719	$(677)	$8,539	$20,565

Depreciation and amortization
Government group	$6,748	$7,375	$1,352	$16,512	$21,446
Commercial group	150	397	447	816	1,281
International group	1,357	1,188	570	3,425	3,598
	$8,255	$8,960	$2,369	$20,753	$26,325

Major customers
Department of Health and Human Services	49%	46%	36%	46%	46%
Department of Education	16%	16%	23%	17%	17%

(1)          Corporate represents equity-based compensation expense.

13.  Condensed Issuer and Non-Guarantor Financial Information

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

The presentation of the condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantor subsidiaries as of December 31, 2007, for the three months ended September 29, 2007, and the period February 15 to September 29, 2007, has been revised to separately present financial data for the Issuer, reclassify certain intangible assets and the amortization of intangible assets  from the Issuer to the Non-Guarantors, and to present the Issuer’s investment in and advances to the Non-Guarantor subsidiaries under the equity method of accounting along with the related elimination of the investment and advances.

Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors follow:

Issuer and Non-Guarantor Financial Information

Condensed Combining Balance Sheets

	December 31, 2007				September 27, 2008
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$19,022	$7,071	$—	$26,093	$13,307	$4,784	$—	$18,091
Trade receivables, net	102,398	9,894	—	112,292	95,807	15,911	—	111,718
Other receivables and prepaid items	11,163	4,307	—	15,470	10,511	4,447	—	14,958
Total current assets	132,583	21,272	—	153,855	119,625	25,142	—	144,767
Property and equipment, net	16,891	10,688	—	27,579	22,378	7,645	—	30,023
Intangible assets, net	185,544	12,483	—	198,027	171,372	11,958	—	183,330
Goodwill	266,836	35,037	—	301,873	269,539	34,208	—	303,747
Deferred debt financing costs and other	12,602	132	—	12,734	10,845	—	—	10,845
Investment in and advances to Non-Guarantor subsidaries	68,901	—	(68,901)	—	67,940	—	(67,940)	—
Total assets	$683,357	$79,612	$(68,901)	$694,068	$661,699	$78,953	$(67,940)	$672,712

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$—	$—	$7,325	$—	$—	$—	$—
Accounts payable and accrued expenses	54,568	8,680	—	63,248	49,795	10,093	—	59,888
Accrued interest	8,547	—	—	8,547	3,395	—	—	3,395
Deferred tax liability	852	—	—	852	4,098	—	—	4,098
Advance payments on contracts	2,715	1,729	—	4,444	1,709	828	—	2,537
Total current liabilities	74,007	10,409	—	84,416	58,997	10,921	—	69,918
Long-term debt, net of current portion	420,875	—	—	420,875	420,366	—	—	420,366
Other long-term liabilities	3,746	3,319	(3,202)	3,863	6,597	371	(279)	6,689
Deferred tax liability	4,440	185	—	4,625	5,924	—	—	5,924
Total liabilities	503,068	13,913	(3,202)	513,779	491,884	11,292	(279)	502,897
Stockholder’s equity	180,289	65,699	(65,699)	180,289	169,815	67,661	(67,661)	169,815
Total liabilities and stockholder’s equity	$683,357	$79,612	$(68,901)	$694,068	$661,699	$78,953	$(67,940)	$672,712

Issuer and Non-Guarantor Financial Information

Condensed Combining Statements of Operations

	Three Months Ended September 29, 2007				Three Months Ended September 27, 2008
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Revenue	$111,529	$18,081	$—	$129,610	$115,192	$18,199	$—	$133,391
Cost of revenue	88,294	15,689	—	103,983	91,014	15,456	—	106,470
Gross profit	23,235	2,392	—	25,627	24,178	2,743	—	26,921
General and administrative expenses	10,519	1,025	—	11,544	11,377	1,068	—	12,445
Selling and marketing expenses	3,343	847	—	4,190	3,111	646	—	3,757
Operating income	9,373	520	—	9,893	9,690	1,029	—	10,719
Interest (income) expense, net	9,759	(28)	—	9,731	8,463	71	—	8,534
Income (loss) before income taxes	(386)	548	—	162	1,227	958	—	2,185
Provision for income taxes	1,458	108	—	1,566	1,676	956	—	2,632
Equity in net income of Non-Guarantor subsidiaries	440	—	(440)	—	2	—	(2)	—
Net income (loss)	$(1,404)	$440	$(440)	$(1,404)	$(447)	$2	$(2)	$(447)

	Predecessor Entity				Successor Entity
	Period January 1 to February 14, 2007				Period February 15 to September 29, 2007
		Non-				Non-
	Issuer	Guarantors	Elimnations	Total	Issuer	Guarantors	Elimnations	Total
Revenue	$50,349	$8,484	$—	$58,833	$258,163	$45,493	$—	$303,656
Cost of revenue	40,437	7,750	—	48,187	214,444	39,652	—	254,096
Gross profit	9,912	734	—	10,646	43,719	5,841	—	49,560
General and administrative expenses	9,001	382	—	9,383	28,003	1,979	—	29,982
Selling and marketing expenses	1,590	350	—	1,940	8,986	2,053	—	11,039
Operating income (loss)	(679)	2	—	(677)	6,730	1,809	—	8,539
Interest (income) expense, net	(21)	11	—	(10)	24,144	(54)	—	24,090
Income (loss) before income taxes	(658)	(9)	—	(667)	(17,414)	1,863	—	(15,551)
Provision (benefit) for income taxes	(327)	35	—	(292)	3,780	722	—	4,502
Equity in net income (loss) of Non-Guarantor subsidiaries	(44)	—	44	—	1,141	—	(1,141)	—
Net income (loss)	$(375)	$(44)	$44	$(375)	$(20,053)	$1,141	$(1,141)	$(20,053)

	Nine Months Ended September 27, 2008
		Non-
	Issuer	Guarantors	Elimnations	Total
Revenue	$342,991	$57,809	$—	$400,800
Cost of revenue	280,042	49,528	—	329,570
Gross profit	62,949	8,281	—	71,230
General and administrative expenses	35,581	3,121	—	38,702
Selling and marketing expenses	9,714	2,249	—	11,963
Operating income	17,654	2,911	—	20,565
Interest (income) expense, net	26,277	(16)	—	26,261
Income (loss) before income taxes	(8,623)	2,927	—	(5,696)
Provision for income taxes	4,730	998	—	5,728
Equity in net income of Non Guarantor subsidiaries	1,929	—	(1,929)	—
Net income (loss)	$(11,424)	$1,929	$(1,929)	$(11,424)

Issuer and Non-Guarantor Financial Information

Condensed Combining Statements of Cash Flows

	Predecessor Entity				Successor Entity
	Period January 1 to February 14, 2007				Period February 15 to September 29, 2007
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Net cash (used in) provided by operating activities	$(14,238)	$(4,658)	$—	$(18,896)	$16,352	$(359)	$—	$15,993
Net cash (used in) provided by investing activities	(3,669)	(58)	—	(3,727)	(625,346)	3,322	2,406	(619,618)
Net cash provided by financing activities	10,029	3,242	—	13,271	618,122	2,406	(2,406)	618,122
Effect of exchange rate changes on cash and cash equivalents	—	(166)	—	(166)	—	499	—	499
Net (decrease) increase in cash and cash equivalents	(7,878)	(1,640)	—	(9,518)	9,128	5,868	—	14,996
Cash and cash equivalents, beginning of period	8,341	3,372	—	11,713	—	—	—	—
Cash and cash equivalents, end of period	$463	$1,732	$—	$2,195	$9,128	$5,868	$—	$14,996

	Nine Months Ended September 27, 2008
	Issuer	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$10,044	$898	$—	10,942
Net cash used in investing activities	(7,720)	(562)	(2,406)	(10,688)
Net cash used in financing activities	(8,039)	(2,406)	2,406	(8,039)
Effect of exchange rate changes on cash and cash equivalents	—	(217)	—	(217)
Net (decrease) in cash and cash equivalents	(5,715)	(2,287)	—	(8,002)
Cash and cash equivalents, beginning of period	19,022	7,071	—	26,093
Cash and cash equivalents, end of period	$13,307	$4,784	$—	$18,091

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

Overview

We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of September 27, 2008, our total contract backlog was $1,630.1 million, compared with $1,769.9 million at December 31, 2007.

We manage our business through three segments: the Government Group, the International Group and the Commercial Group.  Our two largest customers are the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”). HHS and DoED represented 46% and 17% of revenue for the nine months ended September 27, 2008, compared with 44% and 18% for the corresponding periods in 2007, respectively.

The Government Group is our largest segment and has over 30 years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services.  The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States.  The Government Group represented 80% of total revenue for the nine months ended September 27, 2008, compared with 78% for the corresponding period in 2007.

The Commercial Group primarily serves the private sector and designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. We provide solutions that automate pre-employment screening, which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly workforce. The Commercial Group represented 5% of total revenue for the nine months ended September 27, 2008, compared with 7% for the corresponding period in 2007.

The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. The International Group represented 15% of total revenue for the nine months ended September 27, 2008, about the same as for the corresponding period in 2007.

Vangent Acquisition Transaction (“Acquisition”)

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

Acquisition of Aptiv Technology Partners

In May 2008, Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3.9 million, including acquisition fees.  In accordance with SFAS No. 141, Business Combinations, and the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business has been included in Vangent’s consolidated financial statements from the date of the acquisition.

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

For management discussion and analysis purposes, the statements of operations data for the nine months ended September 29, 2007 represent the mathematical addition of the results for the Predecessor Entity for the period January 1 to February 14, 2007 and for the Successor Entity for the period February 15 to September 29, 2007. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statements of operations data for such periods.

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

Factors Affecting Our Results of Operations

Our future results of operations are affected by a number of factors, including but not limited to the following:

Revenue and Dependence on Federal Government Contracts.  Contracts funded by U.S. government agencies represented 74% of total revenue for the nine months ended September 27, 2008, compared with 72% for the corresponding period in 2007. Revenue from contracts in which we acted as the prime contractor represented 89% of total revenue in the nine months ended September 27,  2008, about the same as for the corresponding period in 2007.

Revenue from cost-plus contracts represented 48% of total revenue for the nine months ended September 27, 2008, compared with 43% for the corresponding period in 2007. The shift to cost-plus reflects the increase of $38.3 million, or 11%, in total revenue that was derived mainly from new and existing cost-plus contracts. Revenue from cost-plus, fixed-price and time and materials contracts was split as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008

Cost-plus	48%	49%	43%	48%
Fixed-price	49%	45%	52%	46%
Time and materials	3%	6%	5%	6%
	100%	100%	100%	100%

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

Purchase Accounting Adjustments.  The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson plc’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired (the 90%) by the Buyer was recorded at fair value. As a result, the assets and liabilities have been assigned new values which include part carryover basis and part fair value basis. The excess of the purchase price over assets acquired and liabilities assumed amounted to $301.9 million and was allocated to goodwill.

The acquisition of Aptiv Technology Partners in 2008 resulted in intangible assets of $1.2 million scheduled to be amortized over a three-year period and goodwill of $2.7 million.

Goodwill and Intangible Assets. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), Vangent performs an annual impairment review of goodwill and intangible assets not subject to amortization in the fourth quarter of each year.  Under SFAS 142, the impairment review of goodwill and intangible assets not subject to amortization is based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  The Commercial Group has experienced declines in the revenue and operating income for the nine months ended September 27, 2008, compared with the corresponding period in 2007, and revenue and operating results of the International Group are subject to changes in foreign currency exchange rates vs. the U.S. dollar. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in future periods under SFAS 142.

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

A summary of contract backlog by business segment follows (in millions):

	December 31, 2007			September 27, 2008
	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog	Total Contract Backlog	Firm Contract Backlog	Funded Contract Backlog
Government Group	$1,422.7	$180.7	$135.9	$1,322.3	$339.3	$145.4
International Group	335.4	215.9	215.9	289.1	162.1	162.1
Commercial Group	11.8	11.8	11.8	18.7	16.7	16.7
	$1,769.9	$408.4	$363.6	$1,630.1	$518.1	$324.2

(1) The U.S. dollar has strengthened since September 27, 2008. As a result, the translation of foreign-currency backlog to U.S. dollars for the International Group has declined from $289.1 million to $246.8 million at October 31, 2008.

Critical Accounting Policies

The critical accounting estimates used in the preparation of the condensed consolidated financial statements are described in our annual report on Form 10-K for the year ended December 31, 2007.  There has been no significant change in the critical accounting estimates: revenue recognition and cost estimation on long-term contracts, intangible assets, goodwill, litigation and contingencies, equity-based compensation, and income taxes.

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

Results of Operations

Statements of operations data follow (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007 (1)	2008
Statements of Operations Data
Revenue	$129,610	$133,391	$362,489	$400,800
Cost of revenue	103,983	106,470	302,283	329,570
Gross profit	25,627	26,921	60,206	71,230
General and administrative expenses	11,544	12,445	39,365	38,702
Selling and marketing expenses	4,190	3,757	12,979	11,963
Operating income	9,893	10,719	7,862	20,565
Interest expense, net	9,731	8,534	24,080	26,261
Income (loss) before income taxes	162	2,185	(16,218)	(5,696)
Provision for income taxes	1,566	2,632	4,210	5,728
Net loss	$(1,404)	$(447)	$(20,428)	$(11,424)

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.2	79.8	83.4	82.2
Gross profit margin	19.8	20.2	16.6	17.8
General and administrative expenses	8.9	9.4	10.8	9.7
Selling and marketing expenses	3.3	2.8	3.6	3.0
Operating income	7.6	8.0	2.2	5.1
Interest expense, net	7.5	6.4	6.7	6.5
Income (loss) before income taxes	0.1	1.6	(4.5)	(1.4)
Provision for income taxes	1.2	2.0	1.1	1.4
Net loss	(1.1)%	(0.3)%	(5.6)%	(2.9)%

Revenue by Business Segment
Government Group	$102,896	$107,949	$283,165	$320,845
Commercial Group	8,555	7,161	25,096	21,892
International Group	18,159	18,281	54,228	58,063
	$129,610	$133,391	$362,489	$400,800

Business Segment Revenue as a Percent of Total Revenue
Government Group	79.4%	80.9%	78.1%	80.0%
Commercial Group	6.6%	5.4	6.9	5.5
International Group	14.0	13.7	15.0	14.5
	100.0%	100.0%	100.0%	100.0%

(1)Represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to September 29, 2007.

Three and Nine Months Ended September 27, 2008 and September 29, 2007

Revenue

The Department of Health and Human Services (“HHS”), as a major customer, represented 46% of total revenue for the nine months ended September 27, 2008, compared with 44% for the corresponding period in 2007. The Department of Education (“DoED”), as a major customer, represented 17% of total revenue for the nine months ended September 27, 2008, compared with 18% for the corresponding period in 2007.

The increases in total revenue of $3.8 million, or 3%, for the three months and $38.3 million, or 11%, for the nine months ended September 27, 2008, reflect higher revenue from the Government Group.  Government Group revenue increased $5.1 million, or 5%, for the three months and $37.7 million, or 13%, for the nine months ended September 27, 2008.

The increase of $5.1 million in Government Group revenue in the three-month period reflects $4.6 million from new contract awards with the Department of Defense (“DoD”), $2.7 million from new contract awards with the Department of Labor (“DoL”), and $0.9 million of additional revenue from the Department of Commerce (“DOC”), partly offset by a reduction of $3.8 million from Medicare-related outsourcing contracts.

The increase in Government Group revenue in the nine-month period reflects $21.0 million from higher prescription drug enrollment volume under continuing Medicare-related outsourcing contracts, $11.5 million from new contract awards with DoD, $4.2 million from new contract awards with DoL, $4.2 million in additional revenue from HHS contracts, and $1.8 million in additional revenue from DOC contracts.  The increases were partly offset by reductions to revenue for contracts that were completed in 2007 amounting to $1.2 million with the Veterans Administration and $2.5 million with the Equal Employment Opportunity Commission.

Commercial Group revenue declined $1.4 million, or 16%, for the three months and $3.2 million, or 13%, for the nine months ended September 27, 2008, reflecting lower commercial assessment product sales for various commercial customers and a reduction in training services and assessment related services for several Fortune 500 customers due in part to overall economic conditions and reductions in customer hiring patterns. The reductions were partly offset by increases of $0.2 million for the three months and $0.8 million for the nine months in training services performed under a contract with the Air Force.

International Group revenue of $18.2 for the three months ended September 27, 2008, was about the same as for the corresponding period in 2007. International Group revenue increased $3.8 million, or 7%, for the nine months ended September 27, 2008. The increase reflects two new contracts in Canada that increased revenue by $6.0 million and a contract in Venezuela where inflation-based price increases increased revenue by $1.5 million. The increase was partly offset by a reduction of $2.5 million from lower volume and price reductions on a United Kingdom government contract and a reduction of $1.2 million from lower volume on a Mexican contract.

Cost of Revenue

Cost of revenue increased $2.5 million, or 2%, for the three months and $27.3 million, or 9%, for the nine months ended September 27,  2008, reflecting increased labor and services provided under government contracts and an increase of $2.9 million for the nine-month period in amortization of intangible assets resulting from the Acquisition on February 14, 2007. Amortization of intangibles was recorded for the nine months ended September 27, 2008, compared with 7.5 months for the corresponding period of 2007. Costs for the nine months ended September 29, 2007, included a charge of $4.1 million resulting from the termination of a contract with the University of California.

Gross Profit

Gross profit increased $1.3 million, or 5%, for the three months and $11.0 million, or 18%, for the nine months ended September 27, 2008. The gross profit margin was 20% of revenue in the three months ended September 27, 2008, about the same as for the corresponding period in 2007. The gross profit margin increased to 18% of revenue in the nine months ended September 27, 2008, from 17% for the corresponding period in 2007. The increase in gross profit and the improvement in the gross profit margin in the nine-month period reflect an increase of $2.9 million in award fees earned based on multi-year performance under cost-plus government contracts.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 8%, for the three months ended September 27, 2008, compared with the corresponding period in 2007. Expenses were 9% of revenue, about the same as for the corresponding period in 2007.  Expenses for the three months ended September 27, 2008, reflect higher accruals for incentive compensation. Expenses for the corresponding period in 2007 included transition-related expenses of $1.3 million, including sales and retention bonuses of $0.6 million.

General and administrative expenses decreased $0.7 million, or 2%, for the nine months ended September 27, 2008 compared with the corresponding period in 2007.  Expenses were 10% of revenue compared with 11% for the corresponding period in 2007. Expenses for the nine months ended September 27, 2008 include $1.4 million in additional legal fees for litigation issues and related insurance recoveries and $0.6 million for consulting fees for compliance with the internal control requirements under Sarbanes Oxley that apply to Vangent beginning in 2008.

Expenses for the nine months ended September 27, 2008 also include a net charge of $2.0 million resulting from an expense of $4.0 million to increase the claim settlement amount to $5.0 million for a contract dispute with the University of California, partly offset by an expense reduction of $2.0 million resulting from an agreement with the Company’s insurance carrier under which the carrier contributed $2.0 million to fund the settlement with the University of California under a mutual reservation of rights and reimbursement agreement.

General and administrative expenses for the corresponding nine-month period in 2007 included transition-related expenses of $7.4 million, consisting of sales and retention bonuses of $3.5 million, transition costs of $2.8 million and equity-based compensation of $1.1 million resulting from the accelerated vesting of Predecessor Entity equity-based awards in connection with the Acquisition, and included a charge of $1.0 million for an increase in expected settlement costs relating to a terminated contract with the Transportation Security Administration.

Operating Income (Loss)

A summary of operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Operating income (loss)
Government Group	$8,996	$10,273	$6,795	$20,263
Commercial Group	915	244	1,475	(58)
International Group	(38)	450	139	1,199
	9,873	10,967	8,409	21,404
Corporate	20	(248)	(547)	(839)
	$9,893	$10,719	$7,862	$20,565

Operating income (loss) as a percent of business segment and total revenue
Government Group	8.7%	9.5%	2.4%	6.3%
Commercial Group	10.7%	3.4%	5.9%	(0.3)%
International Group	(0.2)%	2.5%	0.3%	2.1%
Total Operating Income	7.6%	8.0%	2.2%	5.1%

The total operating income margin, or the ratio of operating income to revenue, increased for the three and the nine months ended September 27, 2008, compared with the corresponding periods in 2007. Total operating income increased $0.8 million, or 8%, for the three months and increased $12.7 million, or 162%, for the nine months ended September 27, 2008. The increase in operating income and the operating income margin for the nine-month period primarily reflects the higher operating income margin for the Government Group, including an increase of $2.9 million in award fees earned based on multi-year performance under cost-plus government contracts. Total operating income of $7.9 million for the corresponding period in 2007 had been reduced by transition-related expenses of $7.4 million for retention bonuses, transition costs, and Predecessor Entity equity-based compensation.

Government Group operating income increased $1.3 million, or 14%, for the three months ended September 27, 2008, reflecting an increase of $2.7 million from DoD contracts. Operating income for the corresponding period in 2007 had been reduced by a loss of $0.7 million in connection with the disputed contract with the University of California.

Government Group operating income increased $13.5 million, or 198%, for the nine months ended September 27,  2008, and reflects increases of $6.3 million from Medicare-related outsourcing contracts including award fees earned, $4.5 million from DoD contracts, $1.2 million from DoED contracts, and $0.8 million from HHS contracts.  The increases were partially offset by an increase of $2.6 million in amortization of intangibles resulting from the Acquisition on February 14, 2007.  Amortization of intangibles was recorded for the nine months ended September 27, 2008, compared with 7.5 months for the corresponding period in 2007. Operating income for the nine months ended September 27, 2008, reflects a net charge of $2.0 million from the settlement of claims with the

University of California, compared with a loss of $4.1 million on the disputed contract for the corresponding period in 2007.

Commercial group operating income declined $0.7 million for the three months and $1.5 million for the nine months ended September 27, 2008. The reductions reflect lower revenue of $1.4 million for the three months and $3.2 million for the nine months. In the corresponding periods in 2007, general and administrative expenses had included transition-related expenses of $0.7 million for the three months and $1.1 million for the nine months.

International Group operating income increased $0.5 million for the three months and $1.1 million for the nine months ended September 27, 2008. The increases reflect two new contracts in Canada, higher margins from contracts in Venezuela, and lower bid and proposal expenses. The increases were partly offset by foreign currency transaction losses and higher general and administrative expenses.

Interest Expense, Net

Interest expense is accrued on borrowings in connection with the Acquisition on February 14, 2007.  Debt at September 27, 2008, consisted of a variable-rate term loan of $230.4 million under the senior secured credit facility of which $195.0 million was hedged under interest rate swaps agreements, and $190.0 million of 9 5/8% senior subordinated notes due 2015.

The reduction of $1.2 million, or 12%, in net interest expense for the three months ended September 27, 2008, reflects the decline in variable interest rates. Interest rates declined an average of 370 basis points on the notional amount of $75.0 million that was hedged in April 2008 under an interest rate swap agreement and rates declined 290 basis points on the $35.4 million unhedged portion of the term loan.

The increase of $2.2 million, or 9%, in net interest expense for the nine months ended September 27, 2008, reflects interest accrued on an average outstanding debt level of $423 million for the nine-month period, compared with an average debt level of $432 million for 7.5 months for the corresponding period in 2007. The increase was partly offset by the decline in variable interest rates.

Provision for Income Taxes

A summary of the provision for income taxes follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Provision (benefit) for income taxes excluding tax valuation allowance	$(4,212)	$231	$(5,432)	$(1,391)
Tax valuation allowance	5,778	2,401	9,642	7,119
Total provision for income taxes	$1,566	$2,632	$4,210	$5,728

Accounting for income taxes by the Successor Entity differs significantly from the Predecessor Entity.  As a result of the Acquisition, the tax basis of assets and liabilities changed significantly, primarily intangible assets and goodwill.  The provision for income taxes of $2.6 million for the three months and $5.7 million for the nine months ended September 27, 2008, is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized under U.S. generally accepted accounting principles. The Company has concluded, based upon available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 27, 2008, will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets.

Net Loss

The reduction of $1.0 million, or 68%, in the net loss for the three months ended September 27, 2008, reflects the increase in the operating income and reduction in interest expense. The reduction of $9.0 million, or

44%, in the net loss for the nine months ended September 27, 2008, reflects the increase of $12.7 million in operating income partially offset by the increase in interest expense with Acquisition-related debt outstanding for the full nine months in 2008.

Liquidity and Capital Resources

Our primary source of liquidity has been available cash and cash equivalents, cash flows from operating activities, and a line of credit available under a revolving credit facility.  Cash and cash equivalents amounted to $18.1 million at September 27, 2008, cash flow from operating activities was $10.9 million for the nine months ended September 27, 2008, and a line of credit of $49.6 million was available under the revolving credit facility.  Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and line of credit available under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

Cash and cash equivalents of $18.1 million is composed of highly liquid instruments with original maturities of 90 days or less.  Vangent does not invest in auction-rate securities or high yield, high risk securities.  Cash in bank accounts at times may exceed federally insured limits.  Cash equivalents or marketable securities are comprised of repurchase agreements with major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities.

The $49.6 million line of credit available under the revolving credit facility is based on the senior secured credit facility between Vangent and a syndicate of banks led by Wachovia Bank, N.A. Wachovia Bank, N. A. provides $16.0 million of the available line of credit and is the counterparty to interest rate swap agreements for the notional amount of $190.0 million at September 27, 2008. Vangent is continuing to monitor recent market events and evaluate counterparty creditworthiness and considers the likelihood of counterparty default to be remote.

Our long-term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

A summary of working capital follows (in thousands):

	December 31, 2007	September 27, 2008
Cash and cash equivalents	$26,093	$18,091
Trade receivables, net	112,292	111,718
Other receivables and prepaid items	15,470	14,958
Current portion of long-term debt	(7,325)	—
Accounts payable and accrued expenses	(63,248)	(59,888)
Accrued interest payable	(8,547)	(3,395)
Deferred tax liability	(852)	(4,098)
Advance payments on contracts	(4,444)	(2,537)
Working capital	$69,439	$74,849

A summary of net cash flows follows (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1 to February 14,	Period February 15 to September 29,	Nine Months Ended September 27,
	2007	2007	2008
Cash flows (used in) provided by:
Operating activities	$(18,896)	$15,993	$10,942
Investing activities	(3,727)	(619,618)	(10,688)
Financing activities	13,271	618,122	(8,039)

Operating Activities

Net cash flow provided by operating activities of $10.9 million for the nine months ended September 27, 2008, reflects the net loss of $11.4 million adjusted by noncash charges of $26.4 million ($15.9 million for amortization of intangible assets and $10.5 million for depreciation and amortization of property and equipment) and a net reduction of $6.2 million in accounts payable and accrued expenses.

Net cash flow provided by operating activities of $16.0 million for the period February 15 to September 29, 2007, reflects a net increase of $21.4 million in accounts payable and accrued liabilities and a net increase of $4.7 million in accrued interest payable on long-term debt, partly offset by a net increase of $14.5 in other receivables and prepaid and other assets. The net loss of $20.1 million was offset by noncash charges of $20.8 million ($13.0 million for amortization of intangible assets and $7.8 million for depreciation and amortization of property and equipment).

Net cash flow used in operating activities of $18.9 million by the Predecessor Entity for the period January 1 to February 14, 2007, reflects an increase of $16.4 million in accounts receivable from the timing of customer collections.

Investing Activities

Cash paid to purchase the government health integration group of Aptiv Technology Partners in May 2008 amounted to $3.9 million, including acquisition fees.

Capital expenditures funded in cash amounted to $6.8 million for the nine months ended September 27,  2008, and are expected to total up to $14.5 million for 2008 primarily for anticipated contractual and general infrastructure requirements and new business growth. Noncash investing and financing activities included leasehold improvements of $2.5 million recorded under an operating lease for office space. Other liabilities increased for the corresponding deferred rent obligation under the operating lease.

Net cash flow of $619.6 million used in investing activities for the period February 15 to September 29, 2007, reflects $615.2 million resulting from the Acquisition.

Net cash flow of $3.7 million used in investing activities by the Predecessor Entity for the period January 1 to February 14, 2007, represents capital expenditures.

Financing Activities

Net cash used in financing activities of $8.0 million for the nine months ended September 27, 2008 reflects debt repayments of $7.8 million, primarily a mandatory prepayment under the senior secured credit facility based on a percentage of annual excess cash flow, as defined.

Net cash of $618.1 million provided by financing activities for the period February 15 to September 29 , 2007, reflects debt of $430.0 million and equity of $203.5 million issued in connection with the Acquisition.  Debt financing costs of $14.0 million were paid in connection with financing for the Acquisition.

Net cash of $13.3 million provided by financing activities for the period January 1 to February 14, 2007, reflects a net investment by Predecessor Entity.

Senior Secured Credit Facility

At September 27, 2008, the senior secured credit facility consisted of a term loan of $230.4 million due February 14, 2013, an available revolving credit facility of up to $49.6 million that expires February 14, 2012 and a letter of credit of $0.4 million.  There were no borrowings outstanding under the revolving credit facility at September 27, 2008 or December 31, 2007.  A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.00-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $0.6 million beginning June 2010 with the balance due February 14, 2013.  Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end.  Because the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2009 or subsequent years.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.  The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio.  At September 27, 2008, the Company was in compliance with the covenants.

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

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility

The Company has entered into interest rate swap agreements with Wachovia Bank N.A., the counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term-loan borrowing under the senior secured credit facility.  The Company exchanged its floating LIBOR interest rate for a fixed interest rate, as follows (dollars in millions):

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Date Entered	Amount	to be Paid	to be Received	Period Covered
February 2007	$140.0	5.215%	LIBOR	February 2007 to February 2008
	120.0	5.215%	LIBOR	February 2008 to February 2009
	110.0	5.215%	LIBOR	February 2009 to February 2010

April 2008	$75.0	3.280%	LIBOR	April 2008 to February 2010
	150.0	3.280%	LIBOR	February 2010 to February 2011

The Company documented its risk management objective and nature of the risks being hedged and has designated the interest rate swaps as cash flow hedges at inception of the agreements.  The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the net interest rate swap liability was $2.7 million at September 27, 2008, resulting in an unrealized loss of $2.5 million reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity and a realized loss of $0.2 million for the ineffective portion reported as interest expense.

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

Credit Ratings

The debt-to-equity ratio was 248% at September 27, 2008, compared with 238% at December 31, 2007. The most recent ratings were assigned by Standard and Poor’s in April 2007 and by Moody’s in January 2007, as follows:

	Standard & Poor’s	Moody’s
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B-2
Outlook	Negative	Stable

Contractual Obligations

Contractual commitments to make future cash payments under long-term debt agreements, contracts and contingent commitments at September 27, 2008, follow (in millions):

		Payments Due by Period
	Total	Remainder of 2008	2009	2010 and 2011	2012 and 2013	Thereafter
Long-term debt:
Term loan under senior secured credit facility (1)	230.4	$—	$—	$4.2	$226.2	$—
Senior subordinated notes due 2015	190.0	—	—	—	—	190.0
Interest relating to long-term debt (2)	172.4	3.7	32.3	58.9	50.1	27.4
Operating and capital leases	72.8	4.5	16.6	22.2	13.9	15.6
Purchase commitments (3)	20.1	2.7	17.4	—	—	—
	$685.7	$10.9	$66.3	$85.3	$290.2	$233.0

(1)

There were no borrowings under the revolving credit facility at September 27, 2008. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory payments resulting from excess cash flow.

(2)

Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 4.82% at September 27, 2008, the related interest rate swap, and the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Purchase commitments represent the minimum noncancelable obligations under service agreements, primarily information technology and telecommunications services.

Off-Balance Sheet Arrangements

As of September 27, 2008, there were no off-balance sheet arrangements other than operating leases for office facilities for which future minimum lease payments aggregated $72.8 million and a letter of credit of $0.4 million issued under the senior secured credit facility.

Recent Accounting Pronouncements

Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments

The fair value of financial instruments at September 27, 2008, follows (in millions):

	Carrying Amount	Fair Value
Long-term debt:
Variable-rate term loan under senior secured credit facility	$230.4	$230.4
9 5/8% senior subordinated notes, due February 15, 2015	$190.0	$154.9
Net liabilitiy:
Interest rate swaps	$2.7	$2.7

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

Interest Rate Risk

We are subject to interest rate risk in connection with cash and cash equivalents and the unhedged portion of the variable-rate term loan and the available revolving variable-rate credit facility under the senior secured credit facility.  At September 27, 2008, cash and cash equivalents amounted to $18.1 million, the unhedged portion of the outstanding term loan was $35.4 million, and $49.6 million was available under the revolving credit facility.  A one percent change in variable interest rates would result is an increase/decrease of $0.4 million in annual interest expense for the unhedged portion of the term loan.

Foreign Currency Risk

Changes in foreign currency exchange rates affect the reported operating results of the International Group. Foreign operations use their local currency as their functional currency. Changes in exchange rates vs. the U.S. dollar resulted in a revenue reduction of $0.2 million in the three months and an increase of $1.1 million in the nine months ended September 27, 2008, compared with average rates prevailing in the corresponding periods in 2007.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 27, 2008, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Transportation Security Administration

Our contracts with the federal government are subject to various legal and regulatory requirements and, from time to time, agencies of the federal government may investigate the conduct of our operations in accordance with these requirements. The United States government, through the Department of Justice (“DOJ”) and the Inspector General of the Department of Homeland Security, conducted an investigation to determine whether we and NCS Pearson violated the Civil False Claims Act and other federal laws in connection with a contract awarded by the Transportation Security Administration to us in 2002. Vangent and NCS Pearson have consistently denied that the United States has any valid claim against either of them in connection with the TSA contract.

In October 2008, NCS Pearson and Vangent, without admitting any liability, executed a settlement and release agreement which Vangent expects DOJ will sign within 60 days. Under the settlement and release agreement, NCS Pearson will pay $5.6 million to the United States and Vangent will pay $2.8 million to NCS Pearson. Vangent’s obligation of $2.8 million under the settlement and release agreement is reflected as an accrued liability on the consolidated balance sheet as of September 27, 2008.

ITEM 1A. RISK FACTORS

As a result of current market conditions and recent economic events, the information relating to risk factors reported in our annual report on Form 10-K for the year ended December 31, 2007, is updated to include the following:

Our Substantial Debt Obligations. Our long-term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

Subcontractors’ Failure to Perform Their Contractual Obligations. As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. In view of current market conditions, if one or more of our subcontractors fails to perform satisfactorily the agreed upon services on a timely basis, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for a federal government agency’s costs of re-procurement, damage our reputation and could hurt our ability to compete for future federal government contracts.

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

Vangent, Inc.

November 10, 2008	/s/ James C. Reagan
James C. Reagan
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)