Form 10-K
period 2008-12-31
Vangent, Inc.
filed 2009-03-10
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at December 31, 2008.

VANGENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I
ITEM 1. BUSINESS
Unless the context otherwise indicates, references to “we,” “our,” the “Successor Entity,” or the “Company” refer to Vangent, Inc. and its consolidated subsidiaries.
Company Overview
We are a leading provider of information management and strategic business process outsourcing services to government, commercial, education and healthcare organizations in the United States and internationally, including the U.S. Department of Health and Human Services (“HHS”) and the U.S. Department of Education (“DoED”). We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. We also provide many of our government customers with the systems analysis, integration and program management services necessary to manage their mission systems development and operations. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years, and as of December 31, 2008, our total contract backlog was $1.7 billion.
We provide integrated services in three distinct areas:
•	Consulting (Design)
•	Systems Integration (Build)
•	Business Process Outsourcing (Operate)
We have a broad customer and contract base and believe we are well-positioned to capitalize upon the trend within U.S. government agencies to increasingly utilize contractors to design, build and operate technologically advanced systems that deliver mission-critical information, services and programs to citizens.
Our Segments
We manage our business through three business segments. Reference is made to information on business segments, major customers, geographic area information appearing in the notes to consolidated financial statements in this annual report on Form 10-K.
Government Group — 81% of revenue in 2008. The Government Group is our largest segment with more than 30 years of experience in providing information management and strategic business process outsourcing services primarily to civilian, defense and national security agencies of the federal government. As a lead contractor of the U.S. Department of Education’s Office of Federal Student Aid, we designed, implemented, and operate the Federal Student Aid automated information system. A major component of the Government Group is the health solutions business which is responsible for the development, management, analysis and dissemination of healthcare information to the general public. As the lead contractor of the Centers for Medicare and Medicaid Services (“CMS”), we are the largest non-government provider of health information in the United States. In 2008, we won significant business with the Military Health System at the U.S. Department of Defense.
International Group — 14% of revenue in 2008. The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of customer needs, including customer interaction as well as the management of data, identity, revenue and human capital.
Human Capital Group (formerly the Commercial Group) — 5% of revenue in 2008. The Human Capital Group designs, builds and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. The Human Capital Group provides solutions that automate pre-employment screening, which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly work force.

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
Consulting (Design)
We design systems to modernize business processes, reduce costs, enhance organizational effectiveness, and increase operational efficiencies. We apply expertise and methodologies in business process re-engineering, performance consulting, information technology and organizational change management. Our ultimate goal is to help customers better manage change and enhance their delivery of superior, high-value products and services. Our consulting solutions portfolio includes the following offerings:
•	Business process analysis and design
•	System architecture and requirements analysis
•	Enterprise modernization
•	Education and training
•	Organizational development and testing
Systems Integration (Build)
We build large-scale, complex and mission-critical systems for our customers utilizing industry-wide best practices. Our business processes are predictable, repeatable and reliable and support the critical needs of our customers. We provide the following build services:
•	Service oriented architecture implementation
•	Application development
•	System integration and testing
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
Our Customers
U.S. government departments and agencies represent our largest customer group. We provide services and solutions, typically as a prime contractor, to 44 government customers with an average relationship length of five years. For 2008, our two largest customers were the HHS and the DoED, representing 47% and 16% of revenue, respectively. We have more than 30 years of experience in providing information management and strategic business process outsourcing to several civilian and defense agencies of the federal government. We believe our long-standing relationships are due in large part to our technical expertise and proven performance on customer contracts, particularly providing support for our customers’ mission-essential programs. Additionally, our services build and leverage agency program knowledge to increase efficiencies.

We have expanded our customer base in the health solutions business through our informis™ solution to include major healthcare plans. Through our acquisition of Aptiv Technology Partners in May 2008, we added new customers at the Veterans Health Administration, Indian Health Service and portions of the Military Health System. Internationally, our customers include local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America, and provide consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as management of data, identity, revenue and human capital. In the Human Capital Group, we provide private sector entities, including many Fortune 500 companies, with workforce solutions that automate and improve the recruitment, assessment, selection and development of their employees.
A list of our most significant customers follows:
•	U.S. Department of Health and Human Services
•	Centers for Medicare and Medicaid Services

•	Centers for Disease Control and Prevention

•	Food and Drug Administration
•	U.S. Department of Education
•	Office of Federal Student Aid
•	U.S. Department of Defense
•	U.S. Air Force

•	U.S. Army

•	U.S. Navy

•	Defense Information Systems Agency

•	Military Health System
•	U.S. Department of Labor

•	U.S. Department of State

•	U.S. Higher Education Institutions

•	U.S. Office of Personnel Management

•	U.S. Department of Commerce

•	U.S. Census Bureau

•	Intelligence Agencies

•	Servicio de Administración Tributaria (México)

•	Instituto Mexicano de Seguridad Social

•	Canada Post

•	London Borough of Southwark

Our Contracts
We provide services under three types of contractual arrangements: fixed-price, time and materials, and cost-plus, as follows:
•	Cost-plus (cost reimbursable). We are reimbursed for costs that are determined to be reasonable, allowable and can be allocated to the contract, and are paid a fee representing the profit margin negotiated at contract award, which may be a fixed amount and/or performance based. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. Revenue under cost-plus contracts is recognized as costs are incurred with applicable profits included in earnings based on negotiated profit rates. Incentive fees on cost-plus contracts for services are recognized when accepted by the customers and the related contract modifications are received.
•	Fixed-Price. We perform specific tasks identified in the contract statement of work for a fixed price. Compared to time and materials and cost reimbursable contracts, fixed-price contracts generally offer a higher profit margin opportunity, but involve higher risk because we bear the risk of cost increases in return for the benefit of keeping any cost savings. Fixed-price contracts may include either a product delivery or a specific service at fixed rates over a defined period of performance. Revenue on fixed-price contracts for services is recorded as the services are delivered over the period.
•	Time and Materials. We are paid for labor at fixed hourly rates and paid for costs related to allowable materials, travel and other direct charges, which are billed separately at cost. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

A summary of revenue by contract type follows:

	Years Ended December 31,
	2006	2007	2008

Cost-plus	39%	44%	49%
Fixed-price	55%	50%	45%
Time and materials	6%	6%	6%

	100%	100%	100%

Revenue from cost-plus contracts represented 49% of total revenue for 2008, compared with 44% for 2007. The increase in the percentage of total revenue from cost-plus contracts reflects an increase of $48.2 million, or 9%, in total revenue that was derived mainly from new and existing cost-plus contracts. Most of our revenue is derived from contracts which have duration of four to six years, including option years. However, several contracts have a longer duration.
As part of the contract bidding process, we may enter into agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer’s requirements. Subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we often enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. We use subcontractors primarily for non-core functions, such as to provide supplemental customer service representatives and to provide specialists with domain expertise. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. We are the prime contractor on most of our contracts, and revenue from contracts in which we were the prime contractor represented 90% of total revenue for 2008.
Our contracts are typically awarded for an estimated dollar value based on the cost proposal for the statement of work to be performed under the contract over its maximum life. We earn additional revenue from increases in program scope beyond that of the original contract. The government is not obligated to exercise options under a contract after the base period. Toward the end of a contract, the customer may recompete the existing contract if services are still required.
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
Backlog
We track contract backlog to assess our current business development effectiveness and to assist us in forecasting financial performance and future business needs. We define total contract backlog as the amount of revenue we expect to realize over the remaining term of the contract including the base period and all option years. We do not include contract ceiling values under GWAC or IDIQ contracts in backlog. We define funded backlog as the portion for which funding has been authorized under U.S. government contracts.
A summary of contract backlog by business segment follows (in millions):

	December 31, 2007		December 31, 2008
	Total	Funded	Total	Funded
Government Group	$1,422.7	$135.9	$1,321.0	$243.3
International Group	335.4	215.9	360.3	262.8
Human Capital Group	11.8	11.8	16.7	16.7

	$1,769.9	$363.6	$1,698.0	$522.8

Regulatory Matters
Federal government contracts are subject to a number of federal statutes and regulations, including the Federal Acquisition Regulation (“FAR”) and agency supplements to the FAR. The FAR contains several regulations that affect us significantly.
The Anti-Deficiency Act prohibits federal government employees from committing government funds by contract or otherwise, in excess or in advance of appropriations, unless authorized by a specific statute. Thus, work on a contract may be limited by the availability of funds. Because Congress usually appropriates funds on a fiscal year basis, many of our contracts are incrementally funded by the agency as Congress makes appropriations for future fiscal years. In addition, the federal government uses FAR clauses, such as the Limitation of Cost and Limitation of Funds clauses, to limit its liability arising from its employees involving the federal government in expenditures or liabilities beyond those authorized by contract. In many cases, contracts are awarded for only one year, with a number of successive option years.
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
The federal government avoids awarding contracts to companies that may have an organizational conflict of interest (“OCI”). The FAR describes the situations that may result in an OCI and provides guidance to contracting officers in order to avoid or mitigate an actual or potential OCI. An OCI involves a situation that arises or might arise because the nature of the work to be performed by a contractor may, absent some restriction on future activities, result in an unfair competitive advantage to the contractor, impair the contractor’s objectivity in performing the contract work or make the contractor potentially unable to render impartial assistance or advice to the federal government. The contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. These types of restrictions may restrict our ability to obtain additional work related to certain tasks that we currently perform or performed in the past.
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

Our books and records are subject to audit by audit agencies. The Defense Contract Audit Agency performs audits on behalf of the U.S. government. Approval of submitted annual incurred contract costs can take from one to three years from the date of submission of the incurred contract costs. Audits of incurred contract costs for the years 2005 to 2008 are open. An adverse finding under an audit could result in the disallowance of costs under a U.S. government contract, termination of federal government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the federal government. See “Risk Factors - Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.” In the event that an audit results in disallowance of costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions.
Sales and Marketing
Our sales department is centralized at the corporate level for the Government Group. The Government Group sales organization reports to the Senior Vice President of Corporate Development whose responsibilities include participating in strategy development, setting priorities and maturing opportunities for account penetration and expansion, establishing strategic partnerships, evolving the capabilities and processes of the organization, and managing the Government Group sales force. The sales organizations for the Human Capital Group and the International Group report to the respective Senior Vice President and General Manager for those groups.
Our marketing efforts are also centralized at the corporate level and the Senior Vice President of Corporate Development coordinates marketing on a company-wide basis. Our Corporate Development organization is responsible for coordinating collaboration among our segments, focusing resources on contract opportunities and identifying and developing the strategy for future markets and investment. In addition, our Corporate Development organization is responsible for proposal management and development, capture management, Government Wide Acquisition Contract (“GWAC”) Center of Excellence, small business development program, market research, and sales infrastructure management.
Competition
We compete against divisions of large defense, information technology services and outsourcing prime contractors, as well as a number of smaller federal contractors with specialized capabilities. Our competitors include Accenture, Affiliated Computer Services, BearingPoint, Booz Allen Hamilton, Computer Sciences Corporation, Electronic Data Systems, IBM, Northrop Grumman, and SAIC. We believe that the major competitive factors that affect our ability to compete are:
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
Employees
We had 7,212 employees at December 31, 2008, compared with 6,101 at December 31, 2007. The increase of 1,111, or 18%, reflects a reduction in the use of agency or subcontract labor. Over 82% of our employees are located in the United States with the remainder in five other countries. 41 of our employees are represented by three labor unions located principally in the United Kingdom and Mexico. Employees located in Mexico are covered by an annual collective bargaining agreement that is scheduled to expire in May 2009. We consider our employee relations to be satisfactory.

Intellectual Property
We believe our intellectual property, especially our proprietary methodologies, is of economic importance to our business. In addition, we rely on trademarks, patents and copyrights related to our business. We believe we have taken reasonable measures consistent with industry practice to protect the secrecy, confidentiality and value of our intellectual property.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the following risk factors. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.
Risks Relating to Our Business
We rely on sales to federal government entities. A loss or reduction of contracts with the federal government, a failure to obtain new contracts or a reduction of sales under such contracts could have a material adverse effect on our business.
We derive a significant portion of our revenue from contracts and subcontracts with U.S. government departments and agencies, including HHS, DoED, DoL and the Department of Commerce. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Among the factors that could impact federal government spending and reduce our federal government contracting business are:
•	a reapportioning of or decline in spending by the federal government in general, and HHS and DoED in particular, including as a result of a change in policy or spending priorities implemented by the new presidential administration or new senior agency personnel or general economic conditions;
•	a failure by Congress to appropriate funds for programs in which we participate;
•	changes or delays in or cancellations of federal government programs;
•	the adoption of new laws or regulations that affect companies that provide services to the federal government;
•	federal government shutdowns or other delays in the government appropriations process;
•	curtailment of the federal government’s use of third party service firms; and
•	changes in the political climate, which may include the funding of operations or the services we provide.
These or other factors could cause federal government agencies to reduce their purchases under contracts, to exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders, to decline to exercise renewal options or to fail to put new contracts out to bid or to enter into new contracts. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If our contracts with Centers for Medicare and Medicaid Services (“CMS”) or Federal Student Aid were terminated or reduced in value, our business would be adversely affected.
We are dependent on two contracts for a substantial portion of our revenue. One contract with CMS and one contract with the Department of Education represent a significant portion of our revenue. The loss of either of these contracts, or a significant reduction in the value of either of these contracts, would significantly and adversely affect our business, financial condition and results of operations. Our contract with CMS is scheduled for renewal or extension in May 2009. CMS has not yet awarded an extension to the contract or requested proposals from other potential bidders. We expect that we will continue to serve under either a contract renewal or extension until at least June 2010.
Our federal government contracts may be terminated by the federal government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of revenue or reduction in contract backlog.
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
The federal government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and task orders. If the federal government terminates and/or materially modifies any of our contracts or if any applicable option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and adversely affect our business, financial condition and results of operations.
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
Substantially all of our federal government contracts are awarded through a competitive bidding process, including upon renewal (but not typically upon the exercise of optional periods), and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:
•	we must expend substantial funds and time to prepare bids and proposals for contracts;
•	we may be unable to estimate accurately the resources and costs that will be required to perform any contract we win, which could result in substantial cost overruns; and
•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids with modified specifications, or in termination, reduction or modification of the awarded contract.
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
We may never receive any revenue under IDIQ contracts or GWACs.
Many of our federal government contracts are multiple award IDIQ contracts, such as our IDIQ contract with Centers for Medicare and Medicaid Services. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the federal government is not obligated to order a minimum of services or supplies from a contractor beyond a token amount, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the federal government customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best value approach. Many IDIQ contracts also permit the government customer to direct work to a specific contractor. Additionally, GWACs, like IDIQ contracts, do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. Our federal government customers may not award us task orders under our IDIQ contracts or GWACs, which could have a material adverse effect on our business, financial condition and results of operations. We do not include any value for IDIQ contracts or GWACs in our contract backlog.
Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.
As a federal government contractor, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our federal government customers and impose added costs. Federal government agencies routinely audit and investigate government contractors. These agencies review contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. At any given time, many of our contracts are under review by one or more government agencies.
In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.
As a federal government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities, the results of which could have a material adverse effect on our business. If we violate the Civil False Claims Act or other federal laws in connection with the performance of contracts, we could face administrative, civil or criminal liabilities, including repayments, fines or penalties. If we were suspended or prohibited from contracting with the federal government generally, or any significant federal government agency, if our reputation or relationship with federal government agencies were impaired or if the federal government otherwise ceased doing business with us or significantly reduced the amount of business it does with us, our business, financial condition, and results of operations would be adversely affected.

The Office of Management and Budget could reduce or delay federal information technology spending and cause us to lose business.
The Office of Management and Budget (“OMB”) supervises spending by federal agencies and enforces the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including information technology investments. The factors considered by the OMB include whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether interoperability with existing systems and the capacity for these systems to share data across government agencies have been considered and whether existing commercial off-the-shelf products are being utilized to the extent possible. If our government customers do not adequately justify proposed information technology investments, the OMB may refuse funding for their new or continuing information technology investments, and we may lose business as a result.
Costs of performing under time and materials and fixed-price contracts may exceed revenue.
With cost-plus contracts, so long as actual costs incurred are within the contract ceiling and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated profit amount. We assume financial risk on time-and-materials and fixed-price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could incur losses on a particular contract or have lower than anticipated margins. We also assume the risk of damage or loss to federal government property and we are responsible for third party claims under fixed-price contracts.
We are exposed to risks associated with operating internationally.
Revenue from foreign sources is expected to increase in future years. Our business outside of the United States may be affected by regulatory requirements affecting trade, social, political or economic conditions in a specific country or region, the burden and cost of compliance with foreign laws and regulations, fluctuations in foreign currency exchange rates, and difficulties in staffing and managing foreign operations. The cash and retained earnings of Vangent Venezuela, C.A. is subject to local foreign currency exchange controls that effectively restrict the transfer of cash or the payment of intercompany dividends to Vangent, Inc.
We are subject to certain U.S. laws and regulations which are the subject of rigorous enforcement by the U.S. government; and noncompliance with such laws and regulations could adversely affect our future operating performance.
We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could significantly reduce our future revenues and profits.
Our corporate policy requires strict compliance with the U.S. Foreign Corrupt Practices Act and with local laws prohibiting payments to government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Improper actions by our employees or agents could subject us to civil or criminal penalties, including substantial monetary fines, as well as disgorgement, and could damage our reputation and, therefore, our ability to do business.
Our net operating tax losses may not be used within the carryforward period to reduce future federal income tax payments.
At December 31, 2008, we had accumulated U.S. federal net operating tax losses of $38.3 million that are available to offset future taxable income and reduce future federal income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on generally accepted accounting principles, we have determined for financial accounting and reporting purposes that it is not more likely than not that we will be able to apply or use the available losses to reduce future federal income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.

We depend on the services of key executives and skilled personnel, the loss of which could adversely affect our business.
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
We must also compete to attract the skilled and experienced personnel integral to our continued operation. We hire from a limited pool of potential employees with specialized technical skill sets as pre-requisites for many positions. Our failure to compete effectively for employees or excessive attrition among our skilled personnel could reduce our ability to satisfy our customers’ needs, and increase the costs and time required to perform our contractual obligations. This could adversely affect our business, financial condition and results of operations.
We may make acquisitions, which present additional risks.
Part of our growth strategy may include pursuing acquisitions. We may not be able to consummate acquisitions in the future on terms acceptable to us, if at all. The integration of any future acquisitions may not be successful and the anticipated strategic benefits of any future acquisitions may not be realized. Future acquisitions may involve a number of special risks, including, but not limited to:
•	an increase in debt levels and reduction in our liquidity;
•	adverse short-term effects on operating results;
•	diversion of management’s attention;
•	difficulties assimilating and integrating the operations of the acquired company; and
•	liabilities or contingencies relating to the acquired company.
If our subcontractors or joint venture partners fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could be adversely affected.
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
We may enter into joint ventures so that we can jointly bid and perform on a particular project. The success of a joint venture depends, in large part, on the satisfactory performance of the contracted services by the joint venture partners. If joint venture partners do not meet their obligations, the joint venture may be unable to adequately perform and deliver its contracted services. We may be required to make additional investments or to provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could adversely affect our business, financial condition and results of operations.
Failure to maintain strong relationships with prime contractors could adversely affect our business.
As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could affect our reputation, even when we perform as required. Our business, financial condition and results of operations could be adversely affected if other contractors eliminate or reduce their subcontract relationships with us or if the federal government terminates or reduces other prime contractors’ programs or does not award them new contracts.

If we experience systems or services failures, our reputation could be adversely affected and our customers could assert claims against us for damages or refunds.
We create, implement and maintain information technology and outsourcing services that are often critical to our customers’ operations, some of which involve classified or other sensitive information. We have experienced and may in the future experience some systems or services failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, or products have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:
•	lose revenue due to adverse customer reactions;
•	be required to provide additional services to customers at no charge;
•	receive negative publicity, which could damage our reputation and affect our ability to attract or retain customers; or
•	suffer claims for substantial damages.
A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain federal governmental procurements.
As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.
Our employees may violate company policies and procedures by engaging in misconduct or other improper activities, which could adversely affect our business.
A significant number of our employees are involved in federal government contracting and billing processes, which require compliance with a number of procurement laws and regulations. In addition, in the course of our business, our employees routinely obtain access to sensitive or classified government information and personal information that is subject to privacy laws. We are exposed to the risk of employee misconduct that could include intentional or unintentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time or expense records. Employee misconduct could also involve the improper use of our customers’ or their constituents’ sensitive or classified information, which could result in regulatory sanctions against us and adversely affect our reputation. While we have policies and processes in place, it is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling risks or losses.
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
The costs requirements of complying with the Exchange Act and the Sarbanes Oxley Act may strain our resources and occupy the time and energies of management.
We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes Oxley Act of 2002, including Section 404. The Sarbanes Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. Due to a transition period established under the rules of the SEC for non-accelerated filers, the Company’s annual report on Form 10-K for the year ending December 31, 2009, will be required to include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting. These requirements increase our costs and may place a strain on our systems and resources. The effort to comply with these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.

Additional Risks Relating to Debt
Our substantial debt could adversely affect our financial health and prevent us from meeting our debt service obligations.
As of December 31, 2008, we had long-term debt of $420.4 million outstanding, and we would have been able to borrow an additional $47.6 million under our revolving credit facility. Our substantial debt could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the senior subordinated notes;
•	increase our vulnerability to general adverse economic or industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that may have less debt; and
•	limit our ability to borrow additional funds.
Our long term debt matures in the years 2013 and 2015. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity. In addition, the unhedged portion of the senior secured credit facility and the available revolving credit facility bear interest at variable rates. If market interest rates increase, we would incur higher interest expense on borrowings.
Despite current debt levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
The terms of the indenture governing the senior subordinated notes and the senior secured credit facility allow us to incur additional debt of up to $47.6 million under the senior secured credit facility, subject to certain limitations. The borrowings would be senior to the senior subordinated notes. If new debt is added to our current debt levels, the related risks that we now face would intensify.
The right to receive debt service payments on the senior subordinated notes is junior to our existing and future senior debt, including borrowings under the senior secured credit facility. Further, the guarantees of the senior subordinated notes are junior to all of the guarantors’ existing and future senior debt.
The senior subordinated notes rank behind all of our existing and any future senior debt. As a result of the subordination, upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding, holders of senior secured debt will be entitled to be paid in full before any payment will be made on the senior subordinated notes. In the event of bankruptcy, liquidation or reorganization, holders of the senior subordinated notes will participate with all other holders of subordinated debt in the assets remaining after all of our senior secured debt has been paid.
To service our debt, we must generate a significant amount of cash flow. Our ability to generate cash flow depends on many factors beyond our control.
Our ability to make debt service payments on and to refinance our debt, and to fund working capital needs and planned capital expenditures, will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the senior secured credit facility or otherwise in an amount sufficient to enable us to make payments on our debt, or to fund other liquidity needs. We may need to refinance all or a portion of our debt, on or before the maturity thereof. We may not be able to refinance any of our debt, including the senior secured credit facility and the senior subordinated notes, on commercially reasonable terms or at all.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the debt agreements. If such a default were to occur, the lenders under the senior secured credit facility could elect to declare all amounts outstanding under the facility immediately due and payable, and the lenders would not be obligated to continue to extend loans under the revolving credit facility. In addition, if such a default were to occur, the senior subordinated notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the debt obligations to the debt holders, including holders of the senior subordinated notes.
The right to receive payments on the senior subordinated notes is effectively subordinated to the rights of the existing and future secured creditors.
Holders of the senior secured debt will have claims that are prior to claims of the holders of the senior subordinated notes to the extent of the value of the assets securing the debt. The senior secured credit facility is secured by liens on substantially all of our assets and a pledge of all of our capital stock and all of the capital stock of our domestic subsidiaries. The senior subordinated notes are effectively subordinated to all of our secured debt. In the event of any distribution or payment of our assets or any pledged capital stock in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured debt will have prior claims to those of our assets and any pledged capital stock that constitute their collateral. Holders of the senior subordinated notes will participate ratably with all holders of our unsecured debt that is deemed to be of the same class as the senior subordinated notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, there may not be sufficient assets to pay amounts due on the senior subordinated notes. As a result, holders of the senior subordinated notes may receive less, ratably, than holders of secured debt.
If we default on our obligations to pay our other debt, we may not be able to make payments on the senior subordinated notes.
Any default under the debt agreements, including a default under the senior secured credit facility that is not waived by the holders, and the remedies sought by the holders of such debt, could make us unable to pay principal, premium, if any, and interest on the senior subordinated notes and substantially decrease the market value of the senior subordinated notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including our senior secured credit facility), we could be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed there under to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the senior secured credit facility or other debt we may incur in the future to avoid being in default. If we breach our covenants under the senior secured credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the senior secured credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the senior secured credit facility, could proceed against the collateral securing the debt. Because the indenture governing the senior subordinated notes and the senior secured credit facility have customary cross default provisions, if the debt under the senior subordinated notes or under the senior secured credit facility or any of our other debt is accelerated, we may be unable to repay or finance the amounts due.
Our substantial debt and the restrictive covenants governing the debt impose significant operating and financial restrictions which may prevent us from capitalizing on business opportunities and taking some actions.
The indenture governing the senior subordinated notes and the senior secured credit facility contain customary restrictions on our activities, including covenants that restrict us from:
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
Our senior secured credit facility requires us to meet certain financial ratios. We may not be able to maintain these ratios and if we fail to be in compliance with these requirements, we will not be able to borrow the full amount available under senior secured revolving credit facility.
These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operating flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with the debt agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default. An event of default under the debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the senior subordinated notes.
Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase the outstanding senior subordinated notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of the senior subordinated notes or that restrictions in our senior secured credit facility will not allow such repurchases. Our failure to purchase the tendered senior subordinated notes would constitute an event of default under the indenture governing the senior subordinated notes which, in turn, would constitute a default under our senior secured credit facility. In addition, the occurrence of a change of control would constitute an event of default under the senior secured credit facility. A default under the senior secured credit facility would result in a default under the senior subordinated notes indenture if the lenders accelerate the debt under the senior secured credit facility.
Moreover, the senior secured credit facility restricts, and any future debt we incur may restrict, our ability to repurchase the senior subordinated notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase the senior subordinated notes unless we first repay all debt outstanding under the senior secured credit facility and any of our other debt that contains similar provisions, or obtain a waiver from the holders of such debt to permit us to repurchase the senior subordinated notes. We may be unable to repay all of that debt or obtain a waiver of that type. Any requirement to offer to repurchase the outstanding senior subordinated notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.
The senior subordinated notes are structurally subordinated to all obligations of our non-guarantor subsidiaries.
The senior subordinated notes are not guaranteed by any of our current or future foreign subsidiaries. As a result of this structure, the senior subordinated notes are structurally subordinated to all debt and other obligations, including trade payables, of our non-guarantor subsidiaries. The effect of this subordination is that, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding involving a non-guarantor subsidiary, the assets of that subsidiary cannot be used until all other claims against that subsidiary, including trade payables, have been fully paid. The total assets of the non-guarantor subsidiaries was $64.8 million, or 10% of consolidated total assets, at December 31, 2008.

Our controlling equity holder may take actions that conflict with interests of debt holders.
90% of the voting power of our equity is held by The Veritas Capital Fund III, L.P. (“Veritas Capital). As controlling equity holder, Veritas Capital controls the power to elect directors and officers, to appoint new management and to approve actions requiring the approval of holders of our equity, including adopting amendments to constituent documents and approving mergers, acquisitions or sales of all or substantially all of our assets. The controlling equity holder has the authority, subject to the terms of our debt agreements, to issue additional debt or equity, declare dividends and make other decisions about our equity.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We lease 25 commercial facilities in the United States and 5 foreign countries in connection with the services we provide for our customers. Upon expiration of the leases, we do not anticipate difficulty in obtaining renewals or alternative space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business. We do not own any real estate.
A summary of leased facilities follows:

Size
(square feet)
United States
Arlington, Virginia (corporate headquarters)	88,352
Atlanta, Georgia	5,026
Bloomington, Minnesota	1,266
Cedar Rapids, Iowa	21,050
Chicago, Illinois	49,799
Corbin, Kentucky	55,030
Corvalville, Iowa	103,947
Emeryville, California	2,069
Falls Church, Virginia	4,212
Herndon, Virginia	8,840
Lawrence, Kansas	195,000
Orlando, Florida	5,340
Pawcatuck, Connecticut	6,127
Phoenix, Arizona	162,343
Richmond, Virginia	123,200
Washington, D.C.	3,310

834,911

Foreign Locations
Buenos Aires, Argentina	37,674
Caracas, Venezuela	8,385
Edmonton, Canada	3,000
London, United Kingdom	21,828
Mexico City, Mexico	16,609
Mississauga, Canada	7,066
Montreal, Canada	19,790
Ottawa, Canada	11,896
Rotherham, United Kingdom	3,000

129,248

ITEM 3. LEGAL PROCEEDINGS
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
In October 2008, Pearson and Vangent, without admitting any liability, executed a settlement and release agreement with DOJ under which Pearson paid $5.6 million to the United States and Vangent paid $2.8 million to Pearson. As a result of the settlement, the balance of the Vangent’s accrued liability amounting to $2.8 million at December 31, 2007, was paid.
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
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data for the Successor Entity for the year ended December 31, 2008, and for the period February 15 to December 31, 2007, have been derived from Vangent’s consolidated financial statements.
Financial data for the Predecessor Entity for the years ended December 31, 2004, 2005 and 2006 and for the period January 1 to February 14, 2007, have been derived from carve-out financial statements. The carve-out financial statements were derived from the historical accounting records of Pearson Government Solutions Business. Prior to the acquisition of the Company by Veritas Capital and its affiliates (“Acquisition”), there was no direct ownership relationship among the operations comprising the business. Accordingly, owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity.

Selected financial data follows (dollars in thousands):

	Predecessor Entity				Successor Entity (1)
				Period	Period
				January 1 to	February 15 to	Year Ended
	Years Ended December 31,			February 14,	December 31,	December 31,
	2004	2005	2006	2007	2007	2008
Statements of Operations Data
Revenue	$397,469	$524,367	$520,932	$58,833	$451,220	$558,271
Cost of revenue	292,112	432,399	409,797	48,187	376,374	462,191

Gross profit	105,357	91,968	111,135	10,646	74,846	96,080
General and administrative expenses	38,648	32,703	45,677	9,383	42,927	49,302
Selling and marketing expenses	19,686	17,851	19,020	1,940	14,029	15,768
Goodwill impairment charge	—	—	—	—	—	16,751

Operating income (loss)	47,023	41,414	46,438	(677)	17,890	14,259
Interest expense	434	910	892	34	34,467	35,954
Interest and other income	(151)	(397)	(259)	(44)	(1,025)	(742)

Income (loss) before income taxes	46,740	40,901	45,805	(667)	(15,552)	(20,953)
Provision (benefit) for income taxes	18,539	15,555	17,190	(292)	6,497	5,554

Net income (loss)	$28,201	$25,346	$28,615	$(375)	$(22,049)	$(26,507)

Balance Sheet Data
Cash and cash equivalents	$27,225	$6,338	$11,713	$2,195	$26,093	$21,134
Working capital	44,571	21,663	60,024	72,061	69,439	75,273
Total assets	573,987	608,779	596,776	605,087	694,068	666,274
Long-term debt	—	—	—	—	428,200	420,366
Owner’s/stockholder’s equity	506,021	491,283	529,084	541,853	180,289	144,637

Statements of Cash Flow Data
Cash flows provided by (used in):
Operating activities	189,133	43,606	14,378	(18,896)	30,847	18,410
Investing activities	(9,371)	(22,920)	(15,885)	(3,727)	(622,612)	(13,530)
Financing activities	(158,122)	(41,650)	9,110	13,271	617,803	(8,088)

Other Financial Data
Depreciation and amortization	10,034	13,410	14,557	2,369	29,525	34,599
Capital expenditures	8,746	22,920	7,793	3,727	7,406	9,638

(1)	As a result of the purchase method of accounting and the valuation of assets and liabilities at fair value in connection with the Acquisition, the results of operations for the Successor Entity are not comparable with the Predecessor Entity. The new basis of accounting and the related financing has a significant effect on the results of operations of the Successor Entity and reflects:
•	Amortization of intangible assets included in cost of revenue.
•	Interest expense paid and accrued on long-term debt.
•	A tax valuation allowance included in the provision for income tax resulting from the assessment that deferred tax assets are not more likely than not to be realized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of December 31, 2008, our total contract backlog was $1,698.0 million.
We manage our business through three segments: the Government Group, the International Group and the Human Capital Group. Our two largest customers are the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”), representing 47% and 16% of revenue for 2008, respectively.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services. The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The Government Group represented 81% of total revenue for 2008.
The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. The International Group represented 14% of total revenue for 2008.
The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly workforce. The Human Capital Group represented 5% of total revenue for 2008.
Vangent Acquisition Transaction (the “Acquisition”)
On February 14, 2007, Vangent Holding Corp. (the “Buyer”) consummated the acquisition of all of the equity interests of (i) Pearson Government Solutions, Inc., a 100%-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. engaged in the consulting, systems integration and business process outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities. We refer to this transaction as the “Acquisition.” Pearson and the other seller entities are referred to as the “sellers” or “Predecessor Entity”.
Purchase Consideration. The total purchase consideration paid to Pearson for the Acquisition was $638.5 million and included: (i) $560.0 million in cash; (ii) $35.0 million in Series A preferred stock of the Buyer; (iii) $5.0 million in Series B preferred stock of the Buyer; and (iv) 10% of the Class A membership interests in Vangent Holding LLC (the “Buyer Parent”).

The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by the Buyer (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities were assigned new values which include part carryover basis and part fair value basis. Goodwill of $301.9 million resulted from the Acquisition.
Acquisition of Aptiv Technology Partners
In May 2008, Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3.9 million, including acquisition fees. The acquisition further strengthens our ability to serve government and commercial health customers with the latest technology and consulting expertise. In accordance with SFAS No. 141, Business Combinations, and the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business have been included in Vangent’s consolidated financial statements from the date of the acquisition. The allocation of the purchase consideration resulted in intangible assets of $1.2 million that are being amortized over a three-year period and goodwill of $2.7 million.
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
Factors Affecting Our Results of Operations
Our results of operations are affected by a number of factors, including but not limited to the following:
Revenue and Dependence on Federal Government Contracts
Contracts funded by U.S. government agencies represented 75% of total revenue for 2008, a slight increase over the 74% for 2007. Revenue generated by the Government Group reflects our continuing strategic emphasis on the development of enhanced information management and business process outsourcing solutions across the U.S. government with a particular focus in the health, education, national security, and intelligence related fields. Our contract with the Centers for Medicare and Medicaid Services (“CMS”) is scheduled for renewal or extension in May 2009. CMS has not yet awarded an extension to the contract or requested proposals from other potential bidders. We expect that we will continue to serve CMS under either a contract renewal or extension until at least June 2010.

Revenue from contracts in which we acted as the prime contractor represented 90% of total revenue for 2008, about the same as for 2007. Revenue from cost-plus contracts represented 49% of total revenue for 2008, compared with 44% for 2007. The increase in the percentage of total revenue from cost-plus contracts reflects an increase of $48.2 million, or 9%, in total revenue that was derived mainly from new and existing cost-plus contracts. Total revenue from cost-plus, fixed-price and time and materials contracts was split as follows:

	Years Ended December 31,
	2006	2007	2008

Cost-plus	39%	44%	49%
Fixed-price	55%	50%	45%
Time and materials	6%	6%	6%

	100%	100%	100%

Cost of Revenue
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
General and Administrative Expenses
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
Selling and Marketing Expenses
Selling and marketing expenses for the sales and business development group include salaries, wages and commissions, associated fringe benefits, facilities, travel, depreciation, and bid and proposal expenses.
Income Taxes
The Buyer made an election under Section 338(h) (10) of the Internal Revenue Code that significantly increased the tax basis of our U.S. assets, primarily intangible assets and goodwill, and increased tax deductions for the related amortization of intangibles and goodwill. The tax deductions for amortization contributed to the net operating losses for the periods subsequent to the Acquisition, and the net operating loss carryforward plus future tax amortization are available to reduce future cash taxes. A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. federal, state and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not.
Contract Backlog
Total contract backlog is the amount of revenue we expect to realize over the remaining term of the contracts. We do not include in backlog contract ceiling values under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts. Funded backlog is the portion for which funding has been authorized. A significant portion of our backlog represents work relating to the continuation of services under contracts or projects where we are the incumbent provider. Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years.

A summary of contract backlog by business segment follows (in millions):

	December 31, 2007		December 31, 2008
	Total	Funded	Total	Funded
Government Group	$1,422.7	$135.9	$1,321.0	$243.3
International Group	335.4	215.9	360.3	262.8
Human Capital Group	11.8	11.8	16.7	16.7

	$1,769.9	$363.6	$1,698.0	$522.8

Critical Accounting Policies
Our significant accounting policies are summarized in the notes to the consolidated financial statements. A number of our accounting policies require the application of significant judgment by management, and such judgments are reflected in the amounts reported in the consolidated financial statements. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Estimates and assumptions are based upon what we believe is the best information available, historical experience, the terms of existing contracts, observations of trends in the industry, information provided by our customers, and information available from other outside sources. Estimates and assumptions could change materially as conditions within and beyond our control change. We evaluate the estimates and judgments relating to critical accounting policies on an ongoing basis, including those related to revenue recognition, amortization of intangible assets, goodwill, litigation and contingencies, equity-based compensation, and income taxes. Actual results may differ significantly from the estimates reflected in the consolidated financial statements. We believe that the following are our critical accounting policies.
Revenue Recognition and Cost Estimation on Long-Term Contracts
Revenue is derived primarily from contracts with the U.S. Government. Revenue from service contracts is recognized when earned, generally as work is performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized on a proportional performance model based upon the services rendered under the contract. Contract elements, such as design and early transition services, are separated into multiple elements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue earned on certain qualifying contracts is accounted for under Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and revenue is recorded on a percentage of completion basis.
Contracts with customers are fixed-price, cost-plus, or time-and-materials contracts. Revenue and gross profit on fixed-price contracts are generally recognized using the percentage-of-completion method, or the cost-to-cost method that is based on the ratio of actual costs incurred to the total estimated costs at completion of the contract, multiplied by estimated total contract revenue. Revenue and gross profit on fixed-price unit contracts under which services are performed in a continuous process are recorded as service units are performed based on contracted rates under the units-of-delivery method. Revenue under cost-plus contracts is recognized as costs are incurred with applicable profits included in earnings based on negotiated rates. Incentive fees or penalties on cost-plus contracts for services are recognized when accepted or determined by the customer and the related contract modifications are received. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.
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
Software revenue is generated from licensing software and providing services, including maintenance and technical support and consulting. Revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, and related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed and determinable, delivery of the software has occurred, and collectability of the fee is probable. Revenue from software license sales, including maintenance and consulting services, is recognized based on fair values when all other recognition criteria are met. Service revenue for maintenance and technical support is recognized ratably over the service period. Other service revenue is recognized as services are provided.
Revenue from sales of product is less than 10% of total revenue and is recognized upon delivery to the customer.
Intangible Assets
Intangible assets, net of amortization, amounted to $178.0 million at December 31, 2008, and resulted primarily from the Acquisition. Intangible assets are amortized over their estimated useful lives unless the useful life is determined to be indefinite. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations.
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
Goodwill
Goodwill of $301.9 million resulted from the Acquisition in February 2007. In accordance with SFAS No. 142, Goodwill and other Intangible Assets (“SFAS 142”), the Company tests goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. The impairment test is a two-step process. The first step compares the fair value of each of the reporting units with the carrying amount, including goodwill. We generally determine the fair value of a reporting unit using an income approach based on a discounted cash flow methodology. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the amount of the impairment loss.
The Company performed the annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter of 2008. The Company considered and relied, in part, on the report of a third-party expert. In accordance with SFAS 142, the Company determined that the carrying amounts of goodwill for the Human Capital Group and for the International Group were impaired resulting in an aggregate goodwill impairment charge of $16.8 million in 2008. The recession and overall economic weakness coupled with a slowdown in customer orders relating to screening, testing and hiring have adversely affected the Human Capital Group. The goodwill impairment charge for the International Group resulted from changes in foreign currency exchange rates vs. the U.S. dollar, lower operating margins, and the effects of the global recession.

Litigation and Contingencies
Amounts associated with litigation and contingencies are recorded as charges to costs and expenses when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Equity-Based Compensation
In accordance with SFAS No. 123R, Share-Based Payments, Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to the Company’s employees and to certain directors. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award. The fair value of 5.3% of the Class B membership interests in Vangent Holding LLC granted in 2007 amounted to $6.0 million and was based on the amount paid in February 2007 by Veritas Capital for 90% of the Class A membership interests in Vangent Holding LLC and the value of Pearson’s 10% Class A membership interest, less a 35% discount for lack of liquidity. The fair value of 1.5% Class B membership interests granted in 2008 amounted to $1.1 million and was determined by management using an income approach based on a cash flow methodology, less a 35% discount for lack of liquidity. The Company considered and relied, in part, on the report of a third-party expert in the determination of the fair value of grants in 2008.
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
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2007, will not be realizable. A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. federal, state and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. A reduction relating to the purchase accounting tax valuation allowance would be recorded as a reduction to goodwill, except beginning January 2009 with the implementation of SFAS No. 141(R), Business Combinations, reductions to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.
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

Results of Operations
Statements of operations data follow (dollars in thousands):

	Years Ended December 31,
	2006	2007 (1)	2008
Statements of Operations Data
Revenue	$520,932	$510,053	$558,271
Cost of revenue	409,797	424,561	462,191

Gross profit	111,135	85,492	96,080
General and administrative expenses	45,677	52,310	49,302
Selling and marketing expenses	19,020	15,969	15,768
Goodwill impairment charge	—	—	16,751

Operating income	46,438	17,213	14,259
Interest expense, net	633	33,432	35,212

Income (loss) before income taxes	45,805	(16,219)	(20,953)
Provision for income taxes	17,190	6,205	5,554

Net income (loss)	$28,615	$(22,424)	$(26,507)

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%	100.0%
Cost of revenue	78.7	83.2	82.8

Gross profit margin	21.3	16.8	17.2
General and administrative expenses	8.8	10.3	8.8
Selling and marketing expenses	3.6	3.1	2.8
Goodwill impairment charge	—	—	3.0

Operating income	8.9	3.4	2.6
Interest expense, net	0.1	6.6	6.3

Income (loss) before income taxes	8.8	(3.2)	(3.7)
Provision for income taxes	3.3	1.2	1.0

Net income (loss)	5.5%	(4.4)%	(4.7)%

(1)	Represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to December 31, 2007.
Years Ended December 31, 2008 and 2007
Revenue
The Department of Health and Human Services (“HHS”), as a major customer, represented 47% of total revenue for 2008, compared with 45% for 2007. The Department of Education (“DoED”), as a major customer, represented 16% of total revenue for 2008, compared with 17% for 2007.
The increase in total revenue of $48.2 million, or 9%, for 2008 reflects higher revenue from the Government Group and the International Group, partly offset by lower revenue from the Human Capital Group.
Government Group revenue increased $50.6 million, or 13%, for 2008. The increase resulted from $29.7 million of additional revenue under contracts with HHS primarily from higher prescription drug enrollment volume under continuing Medicare-related outsourcing contracts, $9.8 million from new contract awards with the Department of Defense (“DoD”) primarily from military health contracts, $6.6 million from new contract awards with Department of Labor (“DoL”), $3.3 million from DoED, and $3.5 million from commercial health contracts. The increases were partly offset by reductions to revenue for contracts completed in 2007 including $3.1 million with the Equal Employment Opportunity Commission and $2.4 million with the Department of Homeland Security (“DHS”).
International Group revenue increased $2.2 million, or 3%, for 2008. The increase reflects two new contracts in Canada that increased revenue by $7.3 million and a contract in Venezuela where inflation-based price increases increased revenue by $2.1 million. The contract in Venezuela ended in December 2008, and the Company has initiated steps to reduce staffing to a level consistent with the ongoing operations. The increases were partly offset by a reduction of $4.9 million in revenue from the United Kingdom resulting from changes in foreign currency exchange rates compared with 2007 and price reductions on a government contract and a reduction of $2.6 million in revenue from Mexico resulting from lower contract volumes and the effects of foreign currency exchange rates. Overall, the strengthening of the U.S. dollar in 2008 against the local currencies of our international operations resulted in a revenue reduction of $2.3 million, or 3%, compared with the average rates prevailing in 2007. If the year-end 2008 rates continue to prevail throughout 2009, the adverse effect will be more pronounced in 2009.
Human Capital Group revenue declined $4.7 million, or 14%, for 2008 reflecting lower commercial assessment product sales for various commercial customers and a reduction in training services and assessment related services for several Fortune 500 customers due in part to overall economic conditions and reductions in customer hiring patterns.

Cost of Revenue
Cost of revenue increased $37.6 million, or 9%, for 2008 principally reflecting increased labor and services provided under Government Group contracts and an increase of $2.7 million, or 15%, in amortization of intangible assets resulting from the Acquisition on February 14, 2007. Amortization of intangibles resulting from the Acquisition was recorded for the full year in 2008, compared with 10.5 months for 2007. Costs for 2007 included a charge of $4.1 million resulting from the termination of a contract with the University of California.
Gross Profit
Gross profit increased $10.6 million, or 12%, for 2008. The gross profit margin, or the ratio of gross profit to revenue, was 17% about the same as 2007. The increase in gross profit reflects the revenue increase of 9% for 2008, an increase of $4.8 million in award fees earned based under cost-plus contracts, and is offset by the inclusion of the University of California contract charge of $4.1 million in 2007.
General and Administrative Expenses
General and administrative expenses declined $3.0 million, or 6%, for 2008. General and administrative expenses represented 9% of revenue compared with 10% for 2007. These expenses increased by $5.1 million for employee incentive compensation and higher salary costs, $0.6 million for incremental consulting fees for compliance with the internal control requirements under Sarbanes Oxley that apply to the Company beginning in 2008, and a net charge of $2.0 million resulting from the settlement of a contract dispute with the University of California. The net settlement charge reflects an insurance recovery of $2.0 million under a mutual reservation of rights and reimbursement agreement with the Company’s insurance carrier.
General and administrative expenses decreased in 2008 primarily due to the inclusion in 2007 of transition-related expenses of $9.0 million, consisting of sales and retention bonuses of $3.4 million, transition costs of $4.3 million and equity-based compensation of $1.3 million resulting from the accelerated vesting of Predecessor Entity equity-based awards in connection with the Acquisition, and the inclusion of a charge of $1.0 million for an increase in expected settlement costs relating to a terminated contract with the Transportation Security Administration.
Selling and Marketing Expenses
Selling and marketing expenses were $15.8 million or 3% of revenue for 2008, approximately the same as in 2007.
Goodwill Impairment Charge
Goodwill impairment charges amounted to $16.8 million for 2008. In accordance with SFAS 142, the Company determined that the carrying amounts of goodwill for the Human Capital Group and for the International Group were impaired resulting in an aggregate goodwill impairment charge of $16.8 million in 2008. The recession and overall economic weakness coupled with a slowdown in customer orders relating to screening, testing and hiring have adversely affected the Human Capital Group. The goodwill impairment charge for the International Group resulted from changes in foreign currency exchange rates vs. the U.S. dollar, lower operating margins, and the effects of the global recession. There was no impairment of goodwill for 2007.

Operating Income
Total operating income of $14.3 million for 2008 was reduced by the noncash goodwill impairment charge of $16.8 million, compared with operating income of $17.2 million for 2007. The operating income margin, or the ratio of operating income to revenue, was 2.6% for 2008 and was reduced by the goodwill impairment charge representing 3% of revenue. The margin was 3.4% for 2007. Operating income and the operating income margin for 2008 benefitted from the increase in revenue, including the increase of $4.8 million in award fees earned by the Government Group under cost-plus contracts. Operating income of $17.2 million for 2007 had been reduced by transition-related expenses of $9.0 million for retention bonuses, transition costs, and Predecessor Entity equity-based compensation.
Interest Expense, Net
Interest expense is accrued on borrowings in connection with the Acquisition on February 14, 2007. Debt at December 31, 2008 consisted of a variable-rate term loan of $230.4 million under the senior secured credit facility, of which $195.0 million was hedged under interest rate swaps to pay variable and receive fixed amounts, and $190.0 million of 9 5/8% senior subordinated notes due 2015.
The net increase of $1.8 million, or 5%, in net interest expense for 2008 reflects interest accrued on an average outstanding debt level of $422 million for the full year 2008, compared with an average debt level of $431 million for 10.5 months in 2007. The increase was partly offset by the decline in variable interest rates in 2008 on the unhedged portion of the term loan. Rates declined an average of 2.19% (219 basis points) in 2008 compared with 2007, and the unhedged portion of the term loan averaged $52.5 million during 2008.
Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Years Ended December 31,
	2007	2008
Provision (benefit) for income taxes excluding tax valuation allowance	$(6,230)	$(4,589)
Tax valuation allowance	12,435	10,143

Total provision for income taxes	$6,205	$5,554

As a result of the Acquisition, the tax basis of assets and liabilities, primarily intangible assets and goodwill, changed significantly. The provision for income taxes for 2007 and 2008 is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at December 31, 2008 will not be realizable. Therefore, a valuation allowance has been provided. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
Net Loss
The increase of $4.1 million, or 18%, in the net loss for 2008 reflects the goodwill impairment charge of $16.8 million ($13.7 million net of tax) for 2008, partly offset by the increase in gross profit of $10.6 million. In addition, amortization expense for intangible assets and interest expense on long-term debt resulting from the Acquisition in February 2007 were accrued for the full year 2008, compared with 10.5 months for 2007.

Years Ended December 31, 2007 and 2006
Revenue
Revenue was $510.1 million for 2007, compared with $520.9 million for 2006. The decrease of $10.8 million, or 2%, was primarily attributable to a decrease of $17.4 million from the completion of a DHS contract in 2006, a decrease of $9.4 million from DoED contracts, and a decrease of $6.3 million from existing DoD contracts. These were partially offset by an increase of $7.7 million from increased prescription drug volume under continuing Medicare related outsourcing contracts, $3.1 million in new contract revenue from DOD and the HHS, and $10.4 million in revenue growth from government and commercial contracts in the United Kingdom, Mexico and Venezuela.
Cost of Revenue
Cost of revenue was $424.6 million or 83% of revenue for 2007, compared with $409.8 million or 79% of revenue for 2006. The increase of $14.8 million, or 4%, was primarily attributable to amortization of intangibles of $18.4 million resulting from the Acquisition, partially offset by lower costs related to the reduction of revenue in 2007.
General and Administrative Expenses
General and administrative expenses were $52.3 million or 10% of revenue for 2007, compared with $45.7 million or 9% of revenue for 2006. The increase of $6.6 million, or 14%, was primarily attributable to employee bonuses of $3.4 million associated with the Acquisition, transition-related expenses of $4.3 million, and additional equity-based compensation expense of $0.9 million resulting from the award of Class B membership interests in Vangent Holdings LLC to employees and certain directors. The increases were partially offset by a reduction of $2.1 million in 2007 in allocated costs that were charged by Pearson to the Predecessor Entity in 2006.
Selling and Marketing Expenses
Selling and marketing expenses were $16.0 million or 3% of revenue for 2007, compared with $19.0 million or 4% of revenue for 2006. The decrease of $3.0 million, or 16%, was primarily due to lower bid and proposal costs.
Operating Income
Operating income was $17.2 million for 2007, compared with $46.4 million for 2006. The decrease of $29.2 million, or 63%, was primarily attributable to higher costs and expenses resulting from the Acquisition, including amortization of intangibles of $18.4 million, employee bonuses of $3.4 million, and transition-related expenses of $4.3 million.
Interest Expense
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
Accounting for income taxes by the Successor Entity differs significantly from the Predecessor Entity. As a result of the Acquisition, the tax basis of assets and liabilities, primarily intangible assets and goodwill, changed significantly. The provision for income taxes for 2007 is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at December 31, 2007, will not be realizable. Therefore, a valuation allowance has been provided against U.S. deferred tax assets both at the acquisition date and at December 31, 2007.

Business Segments
A summary of revenue and operating income (loss) by business segment follows (dollars in thousands):

	Years Ended December 31,
	2006	2007	2008
Revenue by business segment
Government Group	$425,650	$403,460	$454,094
International Group	61,624	72,686	74,925
Human Capital Group	33,658	33,907	29,252

	$520,932	$510,053	$558,271

Business segment revenue as a percent of total revenue
Government Group	81.7%	79.1%	81.3%
International Group	11.8	14.3	13.4
Human Capital Group	6.5	6.6	5.3

	100.0%	100.0%	100.0%

Operating income (loss) by business segment
Government Group	$39,912	$15,712	$29,803
International Group	3,640	816	(6,250)
Human Capital Group	3,119	2,141	(8,240)

	46,671	18,669	15,313
Corporate	(233)	(1,456)	(1,054)

	$46,438	$17,213	$14,259

Operating income (loss) as a percent of revenue
Government Group	9.4%	3.9%	6.6%
International Group	5.9%	1.1%	(8.3)%
Human Capital Group	9.3%	6.3%	(28.2)%
Business Segments — Years Ended December 31, 2008 and 2007
Government Group
Government Group revenue increased $50.6 million, or 13%, for 2008 and resulted from increases of $29.7 million of additional revenue under contracts with HHS primarily from higher prescription drug enrollment volume under continuing Medicare-related outsourcing contracts, $9.8 million from new contract awards with DoD primarily from military health contracts, $6.6 million from new contract awards with DoL, $3.3 million from DoED, and $3.5 million from commercial health contracts. The increases were partly offset by reductions to revenue for contracts completed in 2007, including $3.1 million with the Equal Employment Opportunity Commission and $2.4 million from the DHS.
Government Group operating income increased $14.1 million, or 90%, for 2008 and reflects increases of $9.2 million from Medicare-related outsourcing contracts including award fees earned, $3.7 million from DoD contracts, and $2.1 million from commercial health contracts. The increases were partially offset by an increase of $2.5 million from the amortization of intangibles resulting from the Acquisition on February 14, 2007. Amortization of intangibles was recorded for the full year 2008, compared with 10.5 months for 2007. Government Group operating income for 2008 also reflects a net charge of $2.0 million from the settlement of claims with the University of California, compared with a loss of $4.1 million on the disputed contract for 2007.

International Group
International Group revenue increased $2.2 million, or 3%, for 2008. The increase reflects two new contracts in Canada that increased revenue by $7.3 million and a contract in Venezuela where inflation-based price increases increased revenue by $2.1 million. The contract in Venezuela ended in December 2008, and the Company has initiated steps to reduce staffing to a level consistent with the ongoing operations. The increases were partly offset by a reduction of $4.9 million in revenue from the United Kingdom resulting from changes in foreign currency exchange rates compared with 2007 rates and price reductions on a government contract and a reduction of $2.6 million in revenue from Mexico resulting from lower contract volumes and the effects of foreign currency exchange rates. Overall, the strengthening of the U.S. dollar in the fourth quarter of 2008 against the local currencies of our international operations resulted in a revenue reduction of $2.3 million, or 3%, compared with the average rates prevailing in 2007. If the year-end 2008 rates continue to prevail throughout 2009, the adverse effect will be more pronounced in 2009.
The International Group operating loss was $6.3 million for 2008, compared with operating income of $0.8 million for 2007. The operating loss for 2008 resulted primarily from a noncash goodwill impairment charge of $8.5 million, partly offset by increases to operating income from two new contracts in Canada, higher margins from contracts in Venezuela, and lower bid and proposal expenses. The goodwill impairment charge was the result of changes in foreign currency exchange rates vs. the U.S. dollar, lower operating margins, and the effects of the global recession.
Human Capital Group
Human Capital Group revenue declined $4.7 million, or 14%, for 2008 reflecting lower commercial assessment product sales for various commercial customers and a reduction in training services and assessment related services for several Fortune 500 customers due in part to overall economic conditions and reductions in customer hiring patterns.
The Human Capital Group operating loss was $8.2 million for 2008, compared with operating income of $2.1 million for 2007. The operating loss for 2008 resulted primarily from a noncash goodwill impairment charge of $8.2 million and the revenue reduction of $4.7 million. In 2007, general and administrative expenses had included transition-related expenses of $0.7 million.
Business Segments — Years Ended December 31, 2007 and 2006
Government Group
Government Group revenue declined $22.2 million, or 5%, for 2007 reflecting a reduction of $17.4 million from completion of a DHS contract in 2006. In addition, we experienced a decrease in revenue of $9.4 million from DoED contracts, $6.3 million from existing DoD contracts, and $2.4 million from the termination of a contract with the University of California. These reductions were partially offset by revenue of $7.7 million from increased prescription drug enrollment volume under continuing Medicare related outsourcing contracts, revenue of $3.1 million from new DoD contracts, and revenue of $3.2 million from new HHS contracts.
Government Group operating income declined $24.2 million, or 61%, in 2007. Operating income as a percentage of revenue was 4% for 2007, compared with 9% for 2006. The decrease was primarily attributable to amortization of intangibles of $17.1 million resulting from the Acquisition. Operating income was lower by $6.0 million on Medicare related outsourcing contracts, $3.7 million on DoED contracts, and $2.6 million from completion of a DHS contract in 2006, partially offset by a higher operating income of $2.2 million on all DoD contracts.

International Group
International Group revenue increase $11.1 million, or 18%, in 2007. The increase was primarily attributable to increased volume under government and commercial contracts with the United Kingdom, Mexico and Venezuela.
International Group operating income declined $2.8 million, or 78%, in 2007. Operating income as a percentage of revenue was 1% for 2007, compared with 6% for 2006. The decrease was primarily attributable to a foreign exchange gain of $0.6 million in 2006, amortization of intangible assets of $0.6 million in 2007, an increase of $0.8 million in general and administrative expenses primarily related to corporate allocations, and a decline of $0.9 million in gross profit primarily related to Mexico contracts in 2007. These items were partially offset by reduced sales and marketing expenses of $0.5 million in 2007.
Human Capital Group
Human Capital Group revenue increased $0.2 million, or 1%, in 2007. This increase was primarily due to an increase in revenue from training services and assessment related services for several Fortune 500 customers of $1.4 million and services performed under a contract for the Air Force of $2.2 million, offset in large part by the completion of work performed for training services provided under a Medicare-related contract in April 2006, resulting in a reduction of revenue of $0.9 million and a decrease in commercial assessment related revenue for various commercial clients of $2.5 million.
Human Capital Group operating income declined $1.0 million, or 32%, in 2007. Operating income as a percentage of revenue was 6% for 2007, compared with 9% for 2006. This decrease was primarily attributable to an increase in general and administrative expenses of $1.5 million, primarily as a result of transition-related expenses and an expense of $0.5 million under an existing contract.
Liquidity and Capital Resources
Our primary source of liquidity has been available cash and cash equivalents, cash flows from operating activities, and a line of credit available under a revolving credit facility. Cash and cash equivalents amounted to $21.1 million at December 31, 2008, cash flows from operating activities were $18.4 million for 2008, and a line of credit of $47.6 million was available under the revolving credit facility. Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and line of credit available under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled interest payments of $34.5 million relating to debt, scheduled lease payments and noncancelable purchase commitments of $26.3 million, and planned capital expenditures of $17.5 million.
Cash and cash equivalents of $21.1 million is composed of highly liquid instruments with original maturities of 90 days or less. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities.
Our long-term debt was $420.4 million at December 31, 2008, and matures in the years 2013 and 2015. Debt repayments will require a significant amount of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures depends on numerous factors beyond our control including those discussed under “Risk Factors”. In view of current credit market conditions and our credit ratings and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

Working Capital
A summary of working capital follows (in thousands):

	December 31,
	2007	2008
Cash and cash equivalents	$26,093	$21,134
Trade receivables, net	112,292	129,859
Other receivables and prepaid items	15,470	12,413
Current portion of long-term debt	(7,325)	—
Accounts payable and accrued expenses	(63,248)	(73,172)
Accrued interest payable	(8,547)	(8,304)
Deferred tax liability	(852)	(3,962)
Advance payments on contracts	(4,444)	(2,695)

Working capital	$69,439	$75,273

Cash Flows
A summary of net cash flows follows (in thousands):

	Predecessor Entity	Successor Entity
	Period	Period
	January 1 to	February 15 to	Year Ended
	February 14,	December 31,	December 31,
	2007	2007	2008
Cash flows (used in) provided by:
Operating activities	$(18,896)	$30,847	$18,410
Investing activities	(3,727)	(622,612)	(13,530)
Financing activities	13,271	617,803	(8,088)
Operating Activities
Net cash flow provided by operating activities of $18.4 million for 2008 reflects the net loss of $26.5 million adjusted by noncash charges of $51.4 million relating to long-lived assets (consisting of $16.8 million for a goodwill impairment charge, $21.2 million for amortization of intangible assets, and $13.4 million for depreciation and amortization of property and equipment). Trade receivables increased $20.3 million for 2008 reflecting the higher revenue earned in the last quarter of 2008, the timing of collections from customers, and an increase in unbilled receivables relating to cost-plus contracts. Other items contributing to cash flow for 2008 include a reduction of $3.7 million in other receivables and prepaid and other assets and an increase of $3.4 million in accounts payable and other accrued liabilities.
Net cash provided by operating activities of $30.8 million for the period February 15 to December 31, 2007, reflects an increase of $14.9 million in accounts payable and accrued liabilities from an increase in subcontractor costs in the fourth quarter of 2007, interest expense of $8.5 million accrued on long-term debt, and a reduction of $1.6 million in trade receivables from improved collections.
Net cash flow used in operating activities of $18.9 million by the Predecessor Entity for the period January 1 to February 14, 2007, reflects an increase of $16.4 million in accounts receivable from the timing of customer collections.
Investing Activities
Net cash flow used in investing activities of $13.5 million for 2008 includes cash paid of $3.9 million to purchase the government health integration group of Aptiv Technology Partners in May 2008 and to fund capital expenditures of $9.6 million primarily for anticipated contractual and general infrastructure requirements. Noncash investing and financing activities include leasehold improvements of $2.5 million recorded under an operating lease for office space; other liabilities were increased for the corresponding deferred rent obligation under the operating lease. Capital expenditures amounting to $17.5 million are expected in 2009.

Net cash flow used in investing activities of $622.6 million for the period February 15 to December 31, 2007, reflects $615.2 million resulting from the Acquisition and capital expenditures of $7.4 million.
Net cash flow used in investing activities of $3.7 million by the Predecessor Entity for the period January 1 to February 14, 2007, represents capital expenditures.
Financing Activities
Net cash used in financing activities of $8.1 million for 2008 reflects debt repayments of $7.8 million, consisting primarily of a mandatory prepayment under the senior secured credit facility based on a percentage of annual excess cash flow.
Net cash provided by financing activities of $617.8 million for the period February 15 to December 31, 2007 reflects debt of $430.0 million and equity of $203.5 million issued in connection with the Acquisition. Debt financing costs of $14.5 million were paid in connection with the financing for the Acquisition.
Net cash provided by financing activities of $13.3 million for the period January 1 to February 14, 2007 reflects a net investment by the Predecessor Entity.
Senior Secured Credit Facility
At December 31, 2008, the senior secured credit facility consisted of a term loan of $230.4 million due February 14, 2013, an available revolving credit facility of up to $47.6 million that expires February 14, 2012, and a letter of credit of $2.4 million. There were no borrowings outstanding under the revolving credit facility at December 31, 2008 or December 31, 2007. A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.00-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $0.6 million beginning June 2010 with the balance due February 14, 2013. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the period from February 14 to December 31, 2007, repayments of $7.8 million, consisting primarily of a mandatory prepayment, were made in March 2008. Based on the excess cash flow calculation for 2008, no mandatory payment is required to be made in 2009. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2010 or subsequent years.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio. As of December 31, 2008, the Company was in compliance with the affirmative and negative covenants contained in the senior secured credit facility.
The consolidated leverage ratio is the most restrictive financial covenant. As defined in the senior secured credit facility, the ratio is based on consolidated indebtedness (as defined) reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by consolidated adjusted earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 2008, the consolidated leverage ratio was 5.54 to 1, compared with the maximum allowable ratio of 6.50 to 1 applicable to the period, and the Company was in compliance with the financial covenant. The maximum allowable ratio steps down for each six-month period and ranges from 6.00 to 1 at the end of 2009 to 5.00 to 1 in 2012.

9 5/8% Senior Subordinated Notes
In February 2007, the Company completed an offering of $190.0 million in aggregate principal amount of 9 5/8 % senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. Proceeds of the offering were used to fund the Acquisition. The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility. The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the notes.
In the event of an equity offering on or prior to February 15, 2010, the Company may redeem the notes with the net cash proceeds of one or more equity offerings at 109.625% of the principal amount, provided that at least 65% of the principal amount of the notes originally issued remains outstanding immediately following such redemption.
With respect to a redemption not related to an equity offering at any time prior to February 15, 2011, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount plus an applicable premium and additional interest, as defined in the indenture. The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.
Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility
The Company has entered into interest rate swap agreements with Wachovia Bank N.A., the counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term-loan borrowings under the senior secured credit facility. The Company exchanged its floating LIBOR interest rate for a fixed interest rate, as follows (dollars in millions):

	Notional	Interest Rate	Interest Rate
Date Entered	Amount	to be Paid	to be Received	Period Covered
February 2007	$140.0	5.215%	3-month LIBOR	February 2007 to February 2008
	120.0	5.215%	3-month LIBOR	February 2008 to February 2009
	110.0	5.215%	3-month LIBOR	February 2009 to February 2010

April 2008	$75.0	3.280%	3-month LIBOR	April 2008 to February 2010
	150.0	3.280%	3-month LIBOR	February 2010 to February 2011
The Company documented its risk management objective and nature of the risks being hedged and has designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the net interest rate swap liability was $9.3 million at December 31, 2008, of which $8.8 million represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
The Company does not hold or issue derivative financial instruments for speculative purposes.

Credit Ratings
The debt-to-equity ratio was 291% at December 31, 2008, compared with 238% at December 31, 2007. The most recent ratings were assigned by Standard and Poor’s in November 2008 and by Moody’s Investor Services in January 2009, as follows:

Standard &
	Poor’s	Moody’s
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B2
Outlook	Stable	Negative
Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, contracts, and contingent commitments at December 31, 2008, follow (in millions):

		Payments Due by Period
			2010 and	2012 and
	Total	2009	2011	2013	Thereafter
Long-term debt:
Term loan under senior secured credit facility (1)	230.4	$—	$4.2	$226.2	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0
Interest relating to long-term debt (2)	172.2	34.5	61.3	49.0	27.4
Operating and capital leases	64.4	16.2	21.3	13.2	13.7
Purchase commitments (3)	20.4	10.1	10.3	—	—

	$677.4	$60.8	$97.1	$288.4	$231.1

(1)	There were no borrowings under the revolving credit facility at December 31, 2008. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory prepayments resulting from excess cash flow.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 4.41% at December 31, 2008, the related interest rate swaps, and the fixed rate of 9 5/8 % for the senior subordinated notes.

(3)	Purchase commitments represent the minimum noncancelable obligations under service agreements, consisting primarily of information technology and telecommunications services.
Variable Interest Entities
The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008. The joint ventures provide subcontracting services under foreign government agency programs. The joint ventures are fully consolidated in the Company’s consolidated financial statements. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund the joint venture’s working capital requirements. The Company does not expect any material adverse impact to its consolidated financial condition or results of operations resulting from its performance guaranty under the fixed-priced subcontract or its working capital commitment over the next 12 months.
Off-Balance Sheet Arrangements
As of December 31, 2008, there were no off-balance sheet arrangements other than leases for office facilities for which future minimum lease payments aggregated $64.4 million and an outstanding letter of credit of $2.4 million issued under the senior secured credit facility.
Recent Accounting Pronouncements
Reference is made to the notes to the consolidated financial statements for information on recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments
The fair value of financial instruments at December 31, 2008 was as follows (in millions):

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under senior secured credit facility	$230.4	$230.4
9 5/8% senior subordinated notes, due February 15, 2015	190.0	110.4

	$420.4	$340.8

Interest rate swaps to receive variable and pay fixed
Short-term liabilities	$6.0	$6.0
Long-term liabilities	3.3	3.3

	$9.3	$9.3

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices, and the fair value changes based on market conditions and changes in interest rates. Based on the quoted price of 58.125 and yield of 22.5% at December 31, 2008, a reduction of 5% (500 basis points) in yield would increase the fair value of the senior subordinated notes by 22%. The fair value of the interest rate swaps is based on quoted prices for similar liabilities in active markets. A change of 1% (100 basis points) in variable interest rates would, as of December 31, 2008, change the fair value of the interest rate swaps by 37%. The fair value of other financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable and accrued expenses, approximate fair value due to their short term nature.
Interest Rate Risk
We are subject to interest rate risk in connection with cash and cash equivalents and the unhedged portion of the variable-rate term loan and the available revolving credit facility under the senior secured credit facility. At December 31, 2008, cash and cash equivalents amounted to $21.1 million, the unhedged portion of the variable-rate term loan was $35.4 million, and $47.6 million was available under the revolving credit facility. A change of 1% (100 basis points) in variable interest rates would result in an increase/decrease of $0.4 million in annual interest expense for the unhedged portion of the variable-rate term loan.
Foreign Currency Risk
Changes in foreign currency exchange rates affect the reported operating results of the International Group. Foreign operations use their local currency as their functional currency. Changes in exchange rates vs. the U.S. dollar resulted in a revenue reduction of $2.3 million for 2008, compared with average rates prevailing in 2007. If the year-end 2008 rates continue to prevail throughout 2009, the adverse effect will be more pronounced in 2009.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-unit price and time and materials contracts typically include labor and other cost escalations in amounts that have historically been sufficient to cover cost increases over the period of performance. Consequently, since costs and revenue include an inflationary increase that has been commensurate with the general economy where we operate, our gross margin expressed as a percentage of revenue has not been significantly impacted by inflation.
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
Management’s Report on Internal Control over Financial Reporting
Vangent’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and/or board of directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting pursuant to the transition rules of the Securities and Exchange Commission applicable to non-accelerated filers.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2008, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

Name	Age	Position
Robert B. McKeon	54	Member of the board of directors of the buyer and sole member of our board of directors
John M. Curtis	51	President and Chief Executive Officer; director of the buyer
James C. Reagan	50	Senior Vice President and Chief Financial Officer
Richard J. Bottorff	54	Senior Vice President and General Manager
Kevin T. Boyle	39	Senior Vice President, General Counsel & Secretary
David J. Fabianski	46	Senior Vice President and General Manager
Craig A. Janus	46	Senior Vice President and General Manager
Michael Plymack	54	Senior Vice President and General Manager
Michael J. Bayer	61	Director of the buyer
Paul V. Lombardi	67	Director of the buyer
Ramzi M. Musallam	40	Director of the buyer
Charles S. Ream	65	Director of the buyer
Robert B. McKeon has been a member of the board of directors of the buyer and the sole member of our board of directors since February 2007. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University, is a member of the Council on Foreign Relations and is a member of the boards of directors of DynCorp International Inc., Aeroflex Incorporated, and several private companies. Mr. McKeon holds a Bachelors degree from Fordham University and a Masters degree in business administration from Harvard Business School.
John M. Curtis is our President and Chief Executive Officer and a member of the board of directors of the buyer. He joined the company in 1999 as Vice President and General Manager of the Government Services division of the predecessor. He became President and Chief Executive Officer in 2002 upon the acquisition of the predecessor by Pearson. Prior to joining the company, Mr. Curtis served seven years as Senior Vice President of the Information & Enterprise Technology Group of DynCorp. He also served as President of TechServ, LLC from 1990 to 1992. Mr. Curtis holds a Bachelors degree in Civil Engineering from the Virginia Military Institute. He serves as Vice Chairman of the Professional Services Council and on the boards of George Mason University’s School of Information Technology and Engineering, the Fairfax County Chamber of Commerce, and the Conference Board Executive Council.
James C. Reagan has served as Senior Vice President and Chief Financial Officer since September 2008. Prior to joining Vangent, Mr. Reagan served as Executive Vice President and Chief Financial Officer of Deltek, Inc. from October 2005 to May 2008. From December 2004 to September 2005, Mr. Reagan served as Executive Vice President and Chief Financial Officer of Aspect Communications Corporation. Prior to joining Aspect, from May 2002 to May 2004, Mr. Reagan held various senior financial positions at American Management Systems, Inc. Prior to May 2002, Mr. Reagan served as Vice President, Finance and Administration at Nextel Communications. Mr. Reagan received his B.B.A. from the College of William and Mary and his M.B.A. from Loyola College in Baltimore. Mr. Reagan is a Certified Public Accountant in the Commonwealth of Virginia.
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

David J. Fabianski is the Senior Vice President and General Manager of our Human Capital Group. Prior to the Acquisition, he served as the President of the Pearson Performance Solutions division since 2003. From 2001 to 2003, Mr. Fabianski was with The Forum Corporation, where he served as the Senior Vice President of Sales before assuming the role of President of the Corporate Training and Development practice. Previously, he spent 11 years at Anteon/A&T where he served in multiple Operations and Sales Management roles. He has more than 15 years experience in the Human Capital Development field. In addition, he has ten years of honorable service in the United States Naval Submarine Force. He holds a Bachelors degree in education from Southern Illinois University.
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
Michael Plymack has served as Senior Vice President and General Manager of Health Solutions since October 2007. Mr. Plymack has over 30 years of commercial and public sector experience with expertise in consulting, systems integration and strategic business process outsourcing. Most recently, Mr. Plymack was President of the Health and Human Services Systems Division of Maximus, Inc. Prior to Maximus, he was Vice President and Public Sector Practice Leader at IBM Global Services. He led over 400 consultants spanning IBM’s business in federal government and other senior level roles at IBM including Vice President and Program Executive. He holds a Bachelor of Arts degree in Chemistry from Cornell University.
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
Ramzi M. Musallam has been a member of the board of directors of the buyer since February 2007. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. He is a member of the boards of directors of DynCorp International Inc., Aeroflex Incorporated and several private companies. Mr. Musallam holds a Bachelor’s degree from Colgate University with a double major in Economics and Mathematics and a Masters degree in Business Administration from the University of Chicago Graduate School of Business.

Charles S. Ream has been a member of the board of directors of the buyer since February 2007. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation from April 2003 to June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President, Finance of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes, Mr. Ream was a Partner with Deloitte & Touche LLP. Mr. Ream is also a member of the board of directors of DynCorp International Inc., Stanley, Inc. and Allied Defense Group, Inc. Mr. Ream received a Bachelors degree in accounting and an Master of Accountancy degree from the University of Arizona and is a Certified Public Accountant.
CORPORATE GOVERNANCE
Meetings of the Board
Our Board has an active role in overseeing management. Directors are expected to attend all Board meetings and meetings of committees on which they serve. Our directors are also consulted for advice and counsel between formal meetings. During the year ended December 31, 2008, the Board met four times. All the directors attended at least 75% of the aggregate meetings of the Board and the committees to which they are assigned.
Audit Committee Financial Expert
The audit committee of Vangent Holding Corp. functions as our audit committee. The audit committee consists of Mr. Ream and Mr. Bayer. Neither the Company’s board of directors nor the board of directors of Vangent Holding Corp. has determined that any of the members of the audit committee is a financial expert. The board of directors is expected to determine whether any of the members of the audit committee is a financial expert during 2009.
Code of Ethics
The Company has adopted a code of ethics which applies to our directors, officers and employees, including our principal executive officer, principal finance officer and principal accounting officer. The code of ethics is delivered to all employees at the time of hire and periodically thereafter, is the subject of mandatory annual training programs, and is posted on our website, http://www.vangent.com, under the heading “Investor Relations — Code of Ethics”. The Company has also established a hotline where employees, vendors or customers can communicate, on an anonymous basis, any concerns involving internal controls, accounting or auditing matters.
Policies and Procedures for Related Person Transactions
Any material transaction involving our directors, nominees for director, executive officers and their immediate family members (“related persons”) and the Company or an affiliate of the Company is reviewed and approved by management to determine whether the transaction is in the best interests of the Company. In addition, related-person transactions involving directors and nominees are subsequently reviewed by the audit committee in connection with its review of the independence of the directors. The policies and procedures for related-party transactions are not in writing, but the proceedings are documented in the minutes of the audit committee. For a description of certain related transactions, please see Item 13.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation Philosophy
Our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the summary compensation table, which we refer to as “named executive officers or NEOs,” through a combination of base salary, incentive and discretionary cash bonuses, and membership interests in Vangent Holding LLC. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our owner. Base salary and incentive compensation (cash bonuses) are designed to reward current performance. Incentive compensation is earned on the basis of achieving Company and operating level performance objectives, personal performance objectives, and the executive’s adherence to our core values.
Our compensation philosophy also is guided by the nature of our business. As a federal government contractor, Vangent is subject to the Federal Acquisition Regulation that governs the billing of allowable costs and limits senior executive compensation to a benchmark compensation cap. The benchmark cap includes all salary and wages, and deferred compensation, if any, and applies to the five most highly compensated employees in management positions. The benchmark compensation cap, effective January 1, 2008, and as published in the Federal Register, is $612,196. Any amounts over the cap are considered unallowable and are not recoverable under federal government contracts.

Compensation Setting Process
We do not have a compensation committee. Compensation decisions regarding our chief executive officer are made by our principal stockholder, Veritas Capital. For other NEOs, our chief executive officer makes compensation recommendations to Veritas Capital based on a collective evaluation of all components of executive pay. In reviewing the compensation of our NEOs, we and Veritas Capital consider our knowledge of compensation practices within our industry, as well as the NEO’s background and experience within our industry, to determine appropriate market-based compensation levels for base annual salary, target annual incentive, and long-term incentives. We intend to obtain externally generated benchmarking data during 2009 to provide additional objective market support for the compensation of NEOs and our broader employee base.
None of our NEOs have employment agreements. As a result, our compensation decisions are not determined or constrained by contractual arrangements.
Salary and Incentive Compensation
Salary
Salary is an important element in attracting highly qualified executives and provides a base level of compensation. At the end of the year, each executive’s performance is evaluated by our Chief Executive Officer for an increase, which is not fixed, but takes into account the individual’s performance, responsibilities of the position, adherence to our core values, experience, and external market conditions and practices. The salary of our Chief Executive Officer is evaluated annually by Veritas Capital.
Mr. James C. Reagan was hired as our Senior Vice President and Chief Financial Officer in September 2008. We set his compensation level based on a review of available data from publicly traded government contractors in the Washington, D.C. area as well as data obtained from an executive recruiting consultant that provided an overall range of salary and incentive compensation for chief financial officers at comparable companies in the Washington D.C. area.
Incentive Compensation
We have established the Vangent Incentive Plan (“VIC Plan”) in which our NEOs and other executives are eligible to participate. The purpose of the VIC Plan is to provide additional compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives. Under the VIC Plan, target bonus amounts for 2008 were based on a percentage of base salary varying by the executive’s level and overall job responsibilities. This method of assigning actual awards is consistent with our compensation philosophy and is based on our knowledge of compensation practices within our industry as well as the NEO’s background and experience within the industry, as discussed in more detail under “Compensation Setting Process.”
Bonuses are paid under the VIC Plan based on the attainment of certain financial performance criteria that were approved by the Board. For purposes of determining performance against our objectives, we established earnings before interest, tax, depreciation and amortization (“EBITDA”) as a key financial measure to assess our operating performance for 2008 and we utilized Adjusted EBITDA, adjusted for unusual and non-recurring items, for purposes of determining incentive compensation targets for the NEOs. These metrics exclude items that have been deemed by management to have little or no bearing on our day-to-day operating performance, and we believe that they are appropriate to use in determining performance-based incentive compensation.
For 2008, another financial performance criteria used for the VIC Plan was days’ sales outstanding (“DSO”). We rewarded effective management of DSO as part of our bonus criteria because of its impact on cash flow. For 2008, we also established revenue as a key measure, as growth in revenue is consistent with our long-term strategic plan.

Each financial performance element is weighted and is determined by performance achieving adjusted EBITDA, DSO, and revenue targets. For 2008, the total weight of the financial objectives was 90% of the total bonus potential, and the non-financial performance element represented the remaining 10%. In 2008, the Company achieved 100% of the adjusted EBITDA target, 103% of the DSO target, and 97% of the revenue target.
A summary of the financial performance elements, their weighting, and actual results for 2008 follow (dollars in thousands):

	Year Ended December 31, 2008
	Performance		Actual
Financial Performance Criteria	Target	Weighting	Results
Adjusted EBITDA (1)	$73,100	50%	$72,996
Days’ Sales Outstanding (2)	75 Days	30%	73 Days
Revenue	$575,100	20%	$558,271

(1)
EBITDA is defined as net income (loss) before interest, income taxes, and depreciation and amortization. Management uses this measure as an indicator of operating performance. EBITDA is not an indicator of financial performance under generally accepted accounting principles (“GAAP”) or a measure of liquidity and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income (loss) before income taxes, cash flows from operating activities, or other traditional indicators of operating performance.

Adjusted EBITDA is a financial measure used to calculate the consolidated leverage ratio, the most restrictive financial covenant under the Company’s senior secured credit facility. Adjusted EBITDA is adjusted to exclude (i) noncash goodwill impairment charge, (ii) equity-based compensation expense, (ii) non-recurring contract settlement costs, (iii) legal expenses payable by Pearson in connection with an investigation into a contract awarded to NCS Pearson, Inc. by the Transportation Security Administration (“TSA”) in 2002 and all potential reserves related to the settlement of such claim, and (iv) certain costs resulting from our separation from Pearson plc net of certain overhead and infrastructure costs.

A reconciliation of net loss as reported under generally accepted accounting principles in the United States to EBITDA and to Adjusted EBITDA follows (dollars in thousands):

Year Ended
December 31,
2008
(unaudited)

Net loss	$(26,507)
Provision for income taxes	5,554
Interest expense, net	35,212
Depreciation and amortization	34,599

EBITDA	48,858
Goodwill impairment charge	16,751
Equity-based compensation expense	1,053
TSA adjustment	(48)
Net transition and contract settlement costs	4,937
Management fee	1,164
Other	281

Adjusted EBITDA	$72,996

(2)
Days Sales Outstanding (“DSO”) applies to trade receivables and is a measure of liquidity and the ability to convert receivables into cash. Our calculation of DSO is based on a quarterly average using the countback or last-in first-out method, starting with the balance of trade receivables and deducting monthly sales going back in time until the receivable balance is cleared. We believe this method best reflects the relative health of our trade receivables because of the cyclical nature of our billings.

The midpoint target bonus level for our CEO was 75% of his base salary, which is the level at which he was to be paid for achievement of the financial performance criteria. The threshold minimum at which any incentive compensation was to be paid was 50%, and the maximum payment of incentive compensation was 100% of base salary. For other NEOs, the threshold minimum, the target payout, and the maximum payouts were 40%, 60%, and 80% of base salary, respectively.
Bonuses earned by the NEOs under the VIC Plan for 2008 are reflected in the “Bonus” column of the Summary Compensation Table.
The 2009 targets on which the VIC Plan is based require significant, above market growth in revenue and adjusted EBITDA, and a reduction of DSO from the 2008 target. We believe that it will be challenging for the Company to achieve these targets in 2009.

Discretionary and Sign-On Bonuses
The Company may also award discretionary cash bonuses to NEOs, and may award sign-on bonuses in connection with employment. Discretionary bonuses are primarily used to reward employees in special situations. In recognition of efforts required to successfully complete our transition to a stand alone company, bonuses were earned by certain NEOs for 2007. Discretionary and sign-on bonuses are reflected in the “Bonus” column of the Summary Compensation Table.
Long-Term Compensation
We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for NEOs. In addition, we believe that a significant portion of the compensation of our executives, which is the level of management with the greatest ability to influence our performance, should be performance-based and therefore at risk.
Vangent Holding LLC has implemented a management equity plan that is designed to motivate executives to encourage and reward behavior that will protect and enhance the corporate interests and increase owner value. The equity-based element provides the eligible executive with a percentage of Class B membership interest in Vangent Holding LLC. Grants of Class B membership interests are limited to 7.5% in the aggregate, of which 5.6% had been granted and were outstanding at December 31, 2008. The remaining 1.9% of Class B membership interests is available for grant primarily in connection with the hiring of new executive officers and at the discretion of the chief executive officer.
The Class B membership interests of the NEOs become payable upon a qualifying change of control transaction. The plan includes a five-year vesting schedule which accelerates to 100% based upon a qualifying change of control transaction. The vesting schedule is 20% per year.
Awards of Class B membership interests granted in 2008 are reflected in the table, “Grants of Other Equity-Based Awards.” The percentage interests granted were based on a similar level of grants in 2007 to other NEOs.
Severance and Change in Control Benefits
None of our NEOs have employment agreements. Therefore, we are not obligated to pay severance on a termination with or without cause by the Company, with or without good reason by the named executive officer, or upon death, disability or a change of control, and any severance paid to our executives in connection with their separation from the Company would be at the discretion of the board of Vangent Holding Corp. However, the operating agreement pertaining to Class B membership interests provides for accelerated vesting upon a change of control. We believe that this helps to align the interests of our NEOs with those of our stockholder for completing a transaction that might be in the best interests of our stockholder but might otherwise be detrimental to our NEOs.
Ms. Bailey was paid $287,399 in connection with her separation from service in August 2008, and the Company provided Ms. Bailey with post-employment group health insurance coverage with an estimated cost of $2,800.
Other Benefits
Our NEOs participate in a 401(k) plan and various health and welfare benefit plans, all on the same basis as other salaried employees. Our objective is to offer all salaried employees, including our NEOs, a benefits package that is competitive within our industry and labor markets.
Board Report
The board of directors of Vangent Holding Corp. has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K. Based on that review and discussion, the board of directors of Vangent Holding Corp. recommends that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Board of Directors of Vangent Holding Corp.
Robert B. McKeon
John M. Curtis
Michael J. Bayer
Paul V. Lombardi
Ramzi M. Musallam
Charles S. Ream

SUMMARY COMPENSATION TABLE
The following table summarizes compensation awarded or paid during 2008 and 2007 to the NEOs, excluding any pre-Acquisition equity-based compensation.

					All
				Stock	Other
				(Equity)	Compen-
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	sation	Total
John M. Curtis	2008	$519,423	$414,595	$360,974	$12,257	$1,307,249
President and Chief Executive Officer	2007	381,192	788,800	268,632	12,032	1,450,656

James C. Reagan (3)	2008	98,750	97,995	22,340	—	219,085
Senior Vice President and Chief Financial Officer

Richard J. Bottorff	2008	223,960	136,236	72,195	10,350	442,741
Senior Vice President and General Manager	2007	206,462	296,800	53,726	10,125	567,113

Craig A. Janus (3)	2008	302,077	176,316	60,814	10,211	549,418
Senior Vice President of Civilian, Defense & National Security	2007	46,154	109,366	—	—	155,520

Michael Plymack (3)	2008	366,123	218,634	80,671	10,350	675,778
Senior Vice President and General Manager	2007	21,058	125,000	—	—	146,058

Christine M. Bailey (4)	2008	190,239	115,543	17,909	294,852	618,543
Former Senior Vice President and Chief Financial Officer	2007	282,545	450,500	71,635	10,039	814,719

(1)	Bonuses consist of incentive bonuses earned under the VIC Plan for 2008, retention bonuses paid for 2007 resulting from the Acquisition, and sign-on bonuses and other discretionary bonuses for 2007. Under agreements with the Predecessor Entity, retention bonuses were paid in 2007 in connection with the Acquisition, as follows: Mr. Curtis, $788,800; Mr. Bottorff, $240,800 and Ms. Bailey $400,500. Sign-on bonuses in connection with employment in 2007 follow: Mr. Janus, $59,366 and Mr. Plymack, $125,000. Discretionary bonuses earned for 2007 follow: Mr. Bottorff, $56,000; Mr. Janus, $50,000 and Ms. Bailey, $50,000.

(2)	Stock (equity) awards represent equity-based compensation expense resulting from grants of Class B membership interests in Vangent Holding LLC accrued and charged to expense by Vangent for financial accounting and reporting purposes.

(3)	Mr. Janus’ date of hire was in October 2007, Mr. Plymack’s was in November 2007, and Mr. Reagan’s was in September 2008. The table reflects their compensation since such dates.

(4)	Ms. Bailey served as Senior Vice President and Chief Financial Officer until August 2008.

	All Other Compensation
				Employer
		Separation		401(k) Matching
Name	Year	Payment		Contributions	Other		Total
John M. Curtis	2008	$—		$10,350	$1,907	(1)	$12,257
	2007	—		10,125	1,907	(1)	12,032

Richard J. Bottorff	2008	—		10,350	—		10,350
	2007	—		10,125	—		10,125

Craig A. Janus	2008	—		10,211	—		10,211

Michael Plymack	2008	—		10,350	—		10,350

Christine M. Bailey	2008	287,399	(2)	4,653	2,800	(2)	294,852
	2007	—		10,039	—		10,039

(1)	Other for Mr. Curtis represents reimbursement of commuter parking.

(2)	Ms. Bailey was paid $287,399 in connection with her separation from service in August 2008, and the Company provided Ms. Bailey with post-employment group health insurance coverage with an estimated cost of $2,800.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes information for plan-based non-equity awards, consisting of incentive bonuses under the VIC Plan, granted to the NEOs for 2008. There were no grants of plan-based equity awards for 2008.

	Estimated Future Payouts Under Plan-Based Non-Equity Awards (1)
Name	Grant Date	Threshold	Target	Maximum
John M. Curtis	2008	$275,000	$412,500	$550,000
James C. Reagan (2)	2008	65,000	97,500	130,000
Richard J. Bottorff	2008	91,040	136,560	182,080
Craig A. Janus	2008	121,800	182,700	243,600
Michael Plymack	2008	148,190	222,285	296,380
Christine M. Bailey	2008	77,023	115,534	154,045

(1)	Threshold, target and maximum amounts are calculated based on the weighted average of the respective performance measures as defined by the Plan and discussed under “Compensation Discussion and Analysis, Salary and Incentive Compensation.”

(2)	Mr. Reagan’s date of hire was in September 2008, and the table reflects amounts pro-rated to the beginning of the quarter as agreed when he was hired.
GRANTS OF OTHER EQUITY-BASED AWARDS
Class B Membership Interests in Vangent Holding LLC
Members of our management and outside directors have been granted Class B membership interests in Vangent Holding LLC, which owns all of the common stock of Vangent Holding Corp. Grants of Class B membership interests are similar in nature to grants of equity-based awards under a company equity-based compensation plan. Pursuant to the terms of the limited liability company operating agreement governing Vangent Holding LLC, the holders of Class B membership interests are entitled to receive a percentage of all distributions made by Vangent Holding LLC after the holders of the Class A membership interests have received a return of their invested capital, provided that the holders of the Class A membership interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B membership interests are subject to a five-year vesting schedule with any unvested interests reverting to the holders of Class A membership interests in the event they are forfeited or repurchased.
Information with respect to Class B membership interests in Vangent Holdings LLC granted to the NEOs in 2008 and 2007 follows:

	All Other Equity-Based Awards (1)
		Grants of Class B
		Membership Interests in	Grant Date Fair
Name	Grant Date	Vangent Holding LLC	Value
John M. Curtis	June 2007	1.50%	$1,678,950
Christine M. Bailey	June 2007	0.40%	447,720
Richard J. Bottorff	June 2007	0.30%	335,790
Craig A. Janus	January 2008	0.35%	260,630
Michael Plymack	January 2008	0.50%	372,328
James C. Reagan	September 2008	0.45%	335,095
(1)	Percentages represent Class B membership interests in Vangent Holding LLC awarded to the NEOs. Class B membership interests vest over a five-year period or earlier upon a change of control.

The grant date fair value of the Class B membership interests granted in 2007 was based upon the value of the interests in Vangent Holding LLC, less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A membership interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A membership interests in February 2007. The fair value of the Class B membership interests granted in 2008 was calculated using a model that reflects the ownership percentage in Vangent Holding LLC, the preference of the Class A membership interests, and a discount of 35% for lack of liquidity.
Information with respect to vested and unvested Class B membership interests in Vangent Holding LLC granted to the NEOs and outstanding as of December 31, 2008 follows:

	Year Ended December 31, 2008				December 31, 2008
	Vested	Vested	Market Value	Vested	Class B Interests	Market Value of
	December 31,	During	of Vested	December 31,	That Have Not	Unvested Class B
Name	2007	2008	During 2008	2008	Vested (1)	Interests (2)
John M. Curtis	—	0.30%	$223,397	0.30%	1.20%	$893,587
James C. Reagan	—	—	—	—	0.45%	335,095
Richard J. Bottorff	—	0.06%	44,679	0.06%	0.24%	178,717
Craig A. Janus	—	0.07%	52,126	0.07%	0.28%	208,504
Michael Plymack	—	0.10%	74,466	0.10%	0.40%	297,862
Christine M. Bailey	—	0.08%	59,572	0.08%	—	—

(1)	Percentages represent unvested Class B membership interests in Vangent Holdings LLC that vest ratably over a five-year period or earlier upon a change of control.

(2)	The market value of unvested Class B membership interests in Vangent Holdings LLC at December 31, 2008 was calculated using a model that reflects the ownership percentage in Vangent Holding LLC, the preference of Class A membership interests, and a discount of 35% for lack of liquidity.
DIRECTOR COMPENSATION
The directors of Vangent Holding Corp. who are neither members of our management nor employees of Veritas Capital are paid an annual fee of $25,000 and a fee of $2,500 for each meeting attended. They are also awarded grants of Class B membership interests in Vangent Holding LLC. The directors of Vangent Holding Corp. who serve on our audit committee are paid $2,500 quarterly, except for the chairman of the audit committee, who is paid $5,000 quarterly. The remaining directors are not separately compensated for their services as directors although they are reimbursed for expenses for attending board and committee meetings.
Information with respect to compensation paid to directors and compensation expense relating to equity-based awards for 2008 follows:

	Fees	Stock
	Earned or	(Equity)
Name	Paid in Cash	Awards (1)	Total
Robert B. McKeon (2)	$—	$—	$—
Michael J. Bayer	42,500	3,134	45,634
Paul V. Lombardi	35,000	1,911	36,911
Ramzi M. Musallam (2)	—	—	—
Charles S. Ream	55,000	3,134	58,134

(1)	Stock (equity) awards represent equity-based compensation expense resulting from grants of Class B membership interests in Vangent Holding LLC accrued and charged to expense by Vangent for financial accounting and reporting purposes.

(2)	Mr. McKeon and Mr. Musallam are associated with Veritas Capital and are not paid by Vangent for their services as directors. Vangent is a 100%-owned subsidiary of Vangent Holding Corp., Vangent Holding LLC is the majority shareholder in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P. Mr. McKeon is the president of Veritas Capital Partners III, LLC and Mr. Musallam is a partner at Veritas Capital. Vangent pays an annual management fee of $1,000,000 to Veritas Capital and paid $90,000 to Veritas Capital for advisory services and expenses for 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Vangent, Inc. is a 100%-owned subsidiary of Vangent Holding Corp., and an indirect subsidiary of Vangent Holding LLC. Vangent Holding LLC owns all of the common stock of Vangent Holding Corp. Pearson owns Series A preferred stock of Vangent Holding Corp. having a stated value of $35,000,000 and Series B preferred stock of Vangent Holding Corp. having a stated value of $5,000,000.
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Vangent Holding LLC by:
•	each person who is known by us to beneficially own 5% or more of Vangent Holding LLC outstanding equity;
•	each member of our board of directors, the board of directors of Vangent Holding Corp., and the manager of Vangent Holding LLC;
•	each of the NEOs in the “Summary Compensation Table”; and
•	all executive officers and directors as a group.
To the Company’s knowledge, each of the holders of Class A and Class B membership interests in Vangent Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

	Percent of	Percent of
	Class A	Class B
	Membership	Membership
Name of Beneficial Owner(1)	Interests(2)	Interests(2)
Veritas Capital Partners III, L.L.C.(3)(4)(5)	90%	—
Pearson Inc.(6)	10%	—
Robert B. McKeon(3)(7)	90%	—
John M. Curtis	*	27%
James C. Reagan	—	8%
Christine M. Bailey	*	*
Michael J. Bayer	—	*
Paul V. Lombardi	—	*
Craig A. Janus	—	6%
Michael Plymack	—	9%
Ramzi M. Musallam(3)	—	—
Charles S. Ream	—	*
All executive officers and directors as a group (12 persons)(8)	90%	63%

*	Denotes beneficial ownership of less than 1%.

(1)	Except as otherwise indicated, the address for each of the named beneficial owners is 4250 North Fairfax Drive, Suite 1200, Arlington, Virginia 22203.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. Class A and Class B membership interests represent 94.4% and 5.6% of Vangent Holding LLC membership interests, respectively.

(3)	The address for Veritas Capital Partners III, L.L.C. and Messrs. McKeon and Musallam is c/o The Veritas Capital Fund III, L.P., and the address for The Veritas Capital Fund III, L.P. is 590 Madison Avenue, New York, New York, 10022.

(4)	Veritas Capital Partners III, L.L.C.’s interest in Vangent, Inc. is held indirectly through Vangent Holding LLC. The Veritas Capital Fund III, L.P., a Delaware limited partnership of which Veritas Capital Partners III, L.L.C. is the general partner, is the manager of Vangent Holding LLC.

(5)	Through the provisions of the limited liability company agreement governing Vangent Holding LLC, The Veritas Capital Fund III, L.P. controls the vote of all of the interests of Vangent Holding LLC.

(6)	The address for Pearson Inc. is 1330 Avenue of the Americas, New York, New York 10019.

(7)	Robert B. McKeon, Chairman of the board of directors of Vangent Holding Corp., is the President of Veritas Capital Partners III, LLC, and as such may be deemed a beneficial owner of the Class A membership interests owned by Veritas Capital Partners III, L.L.C. or voted under the direction of Veritas Capital Partners III, LLC — Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.

(8)	Includes Class A membership interests held by The Veritas Capital Fund III, L.P. and its affiliates and a third party investor, beneficial ownership of which may be deemed to be held by Mr. McKeon, as the President of Veritas Capital Partners III, L.L.C. See footnote 7 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Transactions with Related Parties
Vangent is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P. Robert B. McKeon is the sole member of Vangent’s board of directors, is chairman of the board of directors of Vangent Holding Corp., and is the president of Veritas Capital Partners III, LLC. Vangent paid an annual management fee of $1,000,000 to Veritas Capital for 2007 and 2008. The amount of the fee may increase in the future. In addition, Vangent paid Veritas Capital $90,000 for 2008 and $101,000 for 2007 for advisory services and expenses. In February 2007, Vangent paid a one-time transaction fee of $10,000,000 to Veritas Capital at the closing of the Acquisition as consideration for its assistance in connection with planning, structuring and consummating the Acquisition. Mr. Musallam is a director of Vangent Holding Corp. and is a partner at Veritas Capital.
In 2008, Vangent paid $38,000 for subcontracting services to McNeil Technologies, Inc., a company controlled by Veritas Capital.

Issuance of Preferred Stock of Vangent Holding Corp.
In connection with the Acquisition and as partial consideration, Pearson received $35,000,000 of Series A preferred stock and $5,000,000 of Series B preferred stock in Vangent Holding Corp.
Issuance of Class A Membership Interests in Vangent Holding LLC
In connection with the Acquisition and as partial consideration, Pearson received 10% of the Class A membership interests in Vangent Holding LLC.
Independent Directors
In accordance with the definition of “independent director” under the New York Stock Exchange listing standards, the following directors have no direct or indirect material relationship with us: Michael J. Bayer, Paul V. Lombardi and Charles S. Ream.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For services rendered for 2007 and 2008 by PricewaterhouseCoopers LLP, our independent registered public accounting firm, we incurred fees as follows (in thousands):

	Years Ended December 31,
	2007 (1)	2008
Audit fees (2)	$1,104	$1,152
Audit-related fees (3)	376	40
Tax fees (4)	140	43
All other fees	4	2

	$1,624	$1,237

(1)	Amounts for 2007 include additional fees of $220 for services that were contracted for and completed in 2008 and not previously reported for 2007.

(2)	Audit fees are for services relating to the annual audits of the consolidated financial statements, quarterly reviews of interim financial statements, consultations on accounting matters, and international statutory audits.

(3)	Audit-related fees are for consultations relating to the Acquisition, registration statement filed with the SEC, and employee benefit plans.

(4)	Tax fees are for sales tax reviews and international tax services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements. The consolidated financial statements begin on page F-1 of this annual report on Form 10-K.
Financial Statement Schedules. None
Exhibits.

Exhibit
Number		Description
1.1	*	Purchase Agreement, dated as of February 7, 2007, by and among Vangent, Inc., Blueprint Technologies, Inc. and PAS, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
3.1	*	Certificate of Incorporation of Vangent, Inc.
3.2	*	By-laws of Vangent, Inc.
4.1	*	Indenture, dated February 14, 2007, by and among Vangent, Inc., PAS, Inc., Blueprint Technologies, Inc. and The Bank of New York, as Trustee.
4.2	*	Form of 9 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.1).
4.3	*	Registration Rights Agreement, dated as of February 14, 2007, by and among Vangent, Inc., PAS, Inc., Blueprint Technologies, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
4.4	*	Form of Guarantee (included in Exhibit 4.1).
10.1	*
Stock Purchase Agreement, dated as of December 8, 2006, by and among Pearson Inc., the other Seller entities listed on Attachment A thereto, Vangent Holding Corp., and, solely for the purposes of Section 10.2(b) and Article XII thereof, The Veritas Capital Fund III, L.P.

10.2	*	Credit Agreement, dated as of February 14, 2007, by and among Vangent, Inc., Vangent Holding Corp., the subsidiaries of Vangent, Inc. named therein and Wachovia Bank, National Association, as agent.
14.1		Vangent Code of Ethics (previously filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2007).
14.2	**	Vangent Holding Corp. Audit Committee Charter, dated as of October 29, 2008.
21.1	**	Subsidiaries of Vangent, Inc.
31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Company’s registration statement on Form S-4 (File No. 333-145355) originally filed with the SEC on August 13, 2007.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vangent, Inc.
/s/ John M. Curtis
March 9, 2009	John M. Curtis
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Curtis John M. Curtis	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2009

/s/ James C. Reagan James C. Reagan	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 9, 2009

/s/ Robert B. McKeon Robert B. McKeon	Director	March 9, 2009

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2008 (successor entity)	F-4

Consolidated Statements of Operations for the year ended December 31, 2006 and the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to December 31, 2007 and the year ended December 31, 2008 (successor entity)
F-5

Consolidated Statements of Owner’s/ Stockholder’s Equity and Comprehensive Income (Loss) for the year ended December 31, 2006 and the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to December 31, 2007 and the year ended December 31, 2008 (successor entity)
F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the period January 1 to February 14, 2007 (predecessor entity) and for the period February 15 to December 31, 2007 and the year ended December 31, 2008 (successor entity)
F-7

Notes to Consolidated Financial Statements	F-8 to F-35

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Vangent, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Vangent, Inc. and its subsidiaries (Successor Company) at December 31, 2007 and 2008 and the results of their operations and their cash flows for the period from February 15, 2007 to December 31, 2007, and for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 9, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Vangent Inc.:
In our opinion, the accompanying consolidated statements of operations, owner’s equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the results of the operations and cash flows of Pearson Government Solutions Business (a managed group of entities under Pearson plc and Predecessor Company) for the year ended December 31, 2006 and for the period from January 1, 2007 through February 14, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 12, 2008

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Balance Sheets
(in thousands, except share and per-share amounts)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$26,093	$21,134
Trade receivables, net	112,292	129,859
Other receivables and prepaid items	15,470	12,413

Total current assets	153,855	163,406

Property and equipment, net	27,579	27,152
Intangible assets, net	198,027	177,999
Goodwill	301,873	286,866
Deferred debt financing costs, net	12,448	10,197
Other assets	286	654

Total assets	$694,068	$666,274

Liabilities and Owner’s/Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$—
Accounts payable and accrued expenses	63,248	73,172
Accrued interest	8,547	8,304
Deferred tax liability	852	3,962
Advance payments on contracts	4,444	2,695

Total current liabilities	84,416	88,133

Long-term debt, net of current portion	420,875	420,366
Other long-term liabilities	3,863	7,879
Deferred tax liability	4,625	5,259

Total liabilities	513,779	521,637

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2007 and 2008	—	—
Additional paid-in capital	205,275	206,328
Accumulated other comprehensive loss	(2,937)	(13,135)
Accumulated deficit	(22,049)	(48,556)

Total stockholder’s equity	180,289	144,637

Total liabilities and stockholder’s equity	$694,068	$666,274

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Statements of Operations
(in thousands)

	Predecessor Entity		Successor Entity
		Period	Period
	Year Ended	January 1 to	February 15 to	Year Ended
	December 31,	February 14,	December 31,	December 31,
	2006	2007	2007	2008

Revenue	$520,932	$58,833	$451,220	$558,271

Cost of revenue	409,797	48,187	376,374	462,191

Gross profit	111,135	10,646	74,846	96,080

General and administrative expenses	45,677	9,383	42,927	49,302

Selling and marketing expenses	19,020	1,940	14,029	15,768

Goodwill impairment charge	—	—	—	16,751

Operating income (loss)	46,438	(677)	17,890	14,259

Interest expense	892	34	34,467	35,954

Interest and other income	(259)	(44)	(1,025)	(742)

Income (loss) before income taxes	45,805	(667)	(15,552)	(20,953)

Provision (benefit) for income taxes	17,190	(292)	6,497	5,554

Net income (loss)	$28,615	$(375)	$(22,049)	$(26,507)

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Income (Loss)
(in thousands, except share amounts)

				Accumulated
				Other			Total
			Additional	Comprehensive	Intercompany		Owner’s/
	Common Stock		Paid-in	Income	Investment in	Accumulated	Stockholder’s
	Shares	Amount	Capital	(Loss)	Subsidiary	Deficit	Equity
Predecessor Entity
Balance, December 31, 2005	—	$—	$—	$(4,930)	$496,213	$—	$491,283
Foreign currency translation adjustment	—	—	—	(572)	—	—	(572)
Net income	—	—	—	—	28,615	—	28,615

Total comprehensive income							28,043
Equity transfers and investment	—	—	—	—	9,758	—	9,758

Balance, December 31, 2006	—	—	—	(5,502)	534,586	—	529,084
Foreign currency translation adjustment	—	—	—	(166)	—	—	(166)
Net loss	—	—	—	—	(375)	—	(375)

Total comprehensive loss							(541)
Equity transfers and investment	—	—	—	—	13,310	—	13,310

Balance, February 14, 2007	—	$—	$—	$(5,668)	$547,521	$—	$541,853

Successor Entity
Balance, February 15, 2007	—	$—	$—	$—	$—	$—	$—
Effect of hedging activities, net of tax	—	—	—	(3,362)	—	—	(3,362)
Foreign currency translation adjustment	—	—	—	425	—	—	425
Net loss	—	—	—	—	—	(22,049)	(22,049)

Total comprehensive loss							(24,986)
Issuance of common stock	100	—	203,466	—	—	—	203,466
Equity-based compensation	—	—	909	—	—	—	909
Investment from parent	—	—	900	—	—	—	900

Balance, December 31, 2007	100	—	205,275	(2,937)	—	(22,049)	180,289
Effect of hedging activities, net of tax	—	—	—	(5,413)	—	—	(5,413)
Foreign currency translation adjustment	—	—	—	(4,785)	—	—	(4,785)
Net loss	—	—	—	—	—	(26,507)	(26,507)

Total comprehensive loss							(36,705)
Equity-based compensation	—	—	1,053	—	—	—	1,053

Balance, December 31, 2008	100	$—	$206,328	$(13,135)	$—	$(48,556)	$144,637

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Statements of Cash Flows
(in thousands)

	Predecessor Entity		Successor Entity
		Period	Period
	Year Ended	January 1 to	February 15 to	Year Ended
	December 31,	February 14,	December 31,	December 31,
	2006	2007	2007	2008
Cash flows from operating activities
Net income (loss)	$28,615	$(375)	$(22,049)	$(26,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	—	—	—	16,751
Amortization of intangibles	1,071	113	18,355	21,182
Depreciation and amortization	13,486	2,256	11,170	13,417
Equity-based compensation expense	1,075	1,477	909	1,053
Deferred income taxes	632	(19)	4,952	4,157
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables	18,970	(16,445)	1,589	(20,281)
Other receivables and prepaid and other assets	12	343	(5,819)	3,708
Accounts payable and accrued liabilities	(36,263)	(5,172)	14,904	3,425
Accrued interest payable	—	—	8,547	(243)
Advance payments on contracts	(15,632)	(1,206)	(3,140)	(1,403)
Other	2,412	132	1,429	3,151

Net cash provided by (used in) operating activities	14,378	(18,896)	30,847	18,410

Cash flows from investing activities
Acquisitions, net of cash acquired	(8,092)	—	(615,206)	(3,892)
Capital expenditures	(7,793)	(3,727)	(7,406)	(9,638)

Net cash used in investing activities	(15,885)	(3,727)	(622,612)	(13,530)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	203,466	—
Borrowings under revolving credit facility	—	—	15,000	—
Repayment of borrowing under revolving credit facility	—	—	(15,000)	—
Proceeds from issuance of senior secured term loan	—	—	240,000	—
Repayment of senior secured term loan	—	—	(1,800)	(7,834)
Proceeds from issuance of senior subordinated notes	—	—	190,000	—
Debt financing costs	—	—	(14,498)	—
Investment from parent and other	10,019	13,310	900	21
Capital lease payments and other	(909)	(39)	(265)	(275)

Net cash (used in) provided by financing activities	9,110	13,271	617,803	(8,088)

Effect of exchange rate changes on cash and cash equivalents	(2,228)	(166)	55	(1,751)

Net (decrease) increase in cash and cash equivalents	5,375	(9,518)	26,093	(4,959)
Cash and cash equivalents, beginning of period	6,338	11,713	—	26,093

Cash and cash equivalents, end of period	$11,713	$2,195	$26,093	$21,134

Supplemental of non-cash investing and financing activities
Leasehold improvements provided under operating lease	$—	$—	$—	$2,503
Acquisition of property and equipment with capital lease	460	—	186	—

Supplemental cash flow information
Interest paid	720	—	23,730	34,133
Income taxes paid	15,135	35	765	1,086
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
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the commercial talent management sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The Department of Health and Human Services (“HHS”) represented 47% and the Department of Education (“DoED”) represented 16% of revenue for the year ended December 31, 2008.
2. Acquisitions
Acquisition of Aptiv Technology Partners
In May 2008, Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3,892, including acquisition fees. In accordance with SFAS No. 141, Business Combinations, and the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business have been included in Vangent’s consolidated financial statements from the date of the acquisition. The acquired business is part of the Government Group business segment. The allocation of the purchase consideration resulted in intangible assets of $1,154 that are being amortized over a three-year period and goodwill of $2,703 that is expected to be tax deductible. The pro forma effects on results of operations for the years December 31, 2007 and 2008, giving effect to the acquisition as if it occurred on January 1, 2007, was not material.
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

The Acquisition was accounted for under Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). In accordance with EITF 88-16, the portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by the Buyer (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities were assigned new values which include part carryover basis and part fair value basis. Goodwill of $301,873 resulted from the Acquisition, of which $250,456 is estimated to be tax deductible. Goodwill is amortized for income tax purposes.
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

$216,406

3. Summary of Significant Accounting Policies
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s business processes.
Principles of Consolidation
The consolidated financial statements include the balance sheet accounts and the results of operations of Vangent, its domestic and foreign subsidiaries, and two variable interest entities for which the Company has determined it is the primary beneficiary. All intercompany balances and transactions have been eliminated. The retained earnings of Vangent Venezuela, C.A. amounting to $1,103 at December 31, 2008, is subject to local foreign currency exchange controls that effectively restrict the transfer of cash or the payment of intercompany dividends to Vangent, Inc.

Variable Interest Entities
The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008 in the United Kingdom and in the United Arab Emirates. The joint ventures provide subcontracting services under foreign government agency programs. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund the joint venture’s working capital requirements. Under both joint venture agreements the Company holds less than a majority ownership interest in the joint ventures, is entitled to a majority of the income and losses of the joint ventures, and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements as of and for the year ended December 31, 2008, that reflect total revenue of $661 and total net loss of $123 attributed to the joint ventures, minority interest of $21 representing the portion of the total net loss attributed to minority interest partners, and total joint venture assets of $496 dedicated to the activities of the joint ventures.
Revenue Recognition
Revenue is derived primarily from contracts with the U.S. Government. Revenue from service contracts is recognized when earned, generally as work is performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized on a proportional performance model based upon the services rendered under the contract. Contract elements, such as design and early transition services, are separated into multiple elements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue earned on certain qualifying contracts is accounted for under Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and revenue is recorded on a percentage of completion basis.
Contracts with customers are fixed-price, cost-plus, or time-and-materials contracts. Revenue and gross profit on fixed-price contracts are generally recognized using the percentage-of-completion method, or the cost-to-cost method that is based on the ratio of actual costs incurred to the total estimated costs at completion of the contract, multiplied by estimated total contract revenue. Revenue and gross profit on fixed-price unit contracts under which services are performed in a continuous process are recorded as service units are performed based on contracted rates under the units-of-delivery method. Revenue under cost-plus contracts is recognized as costs are incurred with applicable profits included in earnings based on negotiated rates. Incentive fees or penalties on cost-plus contracts for services are recognized when accepted or determined by the customer and the related contract modifications are received. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.
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

Software revenue is generated from licensing software and providing services, including maintenance and technical support and consulting. Revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, and related interpretations. Revenue is recognized when persuasive evidence of an arrangement exists, fees are fixed and determinable, delivery of the software has occurred, and collectibility of the fee is probable. Revenue from software license sales, including maintenance and consulting services, is recognized based on fair values when all other recognition criteria are met. Service revenue for maintenance and technical support is recognized ratably over the service period. Other service revenue is recognized as services are provided.
Revenue from sales of product is less than 10 % of total revenue and is recognized upon delivery to the customer.
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
Equity-Based Compensation
In accordance with SFAS No. 123R, Share-Based Payments (“SFAS 123R”), Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holdings LLC to its employees and certain directors based on the grant-date fair value on a straight line basis over the total requisite service period for the award.
Financial Instruments
The fair value of financial instruments at December 31, 2008, follows:

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$230,366	$230,366
9 5/8% senior subordinated notes, due February 15, 2015	190,000	110,437

	$420,366	$340,803

Interest rate swaps, relating to variable rate term loan, to receive variable and pay fixed
Short-term liabilities	$6,063	$6,063
Long-term liabilities	3,279	3,279

	$9,342	$9,342

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At December 31, 2008, the quoted market price was 58.125 reflecting a yield of 22.5%. The fair value of interest rate swaps is based on quoted prices for similar assets or liabilities in active markets. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, approximates fair value due to their short term nature.
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and related interpretations, derivatives that have been designated and qualify as cash flow hedge instruments are reported at fair value with the gain or loss on the effective portion of the hedge reported as a component of other comprehensive loss in the consolidated statement of stockholder’s equity. Gain or loss on the ineffective portion is reported as a component of interest expense in the consolidated statement of operations.

Cash and Cash Equivalents
Cash and cash equivalents are composed of highly liquid instruments with original maturities of 90 days or less. Cash in bank accounts at times may exceed federally insured limits. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with two major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities.
Concentration of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with two major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities. The risk related to trade receivables is mitigated by having significant contracts with departments and agencies of the U.S. Government. Two U.S. government customers represented 41% and 10% of accounts receivable at December 31, 2008. The Company does not generally require collateral or other security to support trade receivables. The Company does not have any off balance sheet credit exposure related to its trade receivables.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable include amounts billed to customers and unbilled receivables representing recoverable costs incurred and accrued profit relating to contracts for which the customer has not yet been billed.
An allowance for doubtful accounts is maintained for trade accounts receivable as well as for estimates of unbilled receivables for overhead costs which may not be successfully negotiated and collected. In determining the allowance, management considers the probability of recoverability based on past experience and general economic conditions. The Company believes that the allowance is adequate and does not anticipate incurring significant losses on accounts receivable in excess of the allowance.
Property and Equipment
Property and equipment are carried at cost. Major improvements are capitalized, and maintenance and repairs and minor improvements are charged to expense as incurred. Depreciation and amortization is based on the straight-line method and begins in the month the asset is put into service. When assets are retired or otherwise disposed of, the asset cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. A summary of property and equipment follows:

	Life	December 31,
	(in years)	2007	2008
Computer hardware and software	3 to 5	$13,893	$18,724
Equipment and furniture	10	17,242	22,296
Leasehold improvements	3 to 15	3,172	8,906

		34,307	49,926
Accumulated depreciation and amortization		(6,728)	(22,774)

Property and equipment, net		$27,579	$27,152

Depreciation and amortization of property and equipment was $13,486 for the year ended December 31, 2006, $2,256 for the period January 1 to February 14, 2007, $11,170 for the period February 15 to December 31, 2007, and $13,417 for the year ended December 31, 2008.

Intangible Assets
Intangible assets resulting from the Acquisition were recorded based on an independent valuation and are amortized over their estimated useful lives unless the useful life is determined to be indefinite. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations. A summary of intangible assets follows:

	Weighted
	Average Life	December 31,
	(in years)	2007	2008
Customer relationships	10.8	$204,570	$205,724
Intellectual property	Indefinite	11,178	11,178
Other	4	658	658

		216,406	217,560
Accumulated amortization		(18,379)	(39,561)

Intangible assets, net		$198,027	$177,999

Amortization of intangible assets was $1,071 for the year ended December 31, 2006, $113 for the period January 1 to February 14, 2007, $18,355 for the period February 15 to December 31, 2007, and $21,182 for the year ended December 31, 2008. Amortization of the unamortized balance of intangible assets for each of the next five years and thereafter is scheduled as follows:

Years Ending December 31
2009	$21,326
2010	21,326
2011	20,954
2012	20,791
2013	20,791
Thereafter	61,633

$166,821

Impairment of Long-Lived Assets
The carrying amount of long-lived assets, other than goodwill and intangible assets with indefinite lives is evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.
Goodwill
Goodwill of $301,873 resulted from the Acquisition in February 2007. In accordance with SFAS No. 142, Goodwill and other Intangible Assets (“SFAS 142”), the Company tests goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. The impairment test is a two-step process. The first step compares the fair value of each of the reporting units with the carrying amount, including goodwill. We generally determine the fair value of a reporting unit using the income approach based on a discounted cash flow methodology. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the amount of the impairment loss.

The Company performed the annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter of 2008. The Company considered and relied, in part, on the report of a third-party expert. In accordance with SFAS 142, the Company determined that the carrying amounts of goodwill for the Human Capital Group and for the International Group were impaired resulting in an aggregate goodwill impairment charge of $16,751 in 2008. The recession and overall economic weakness coupled with a slowdown in customer orders relating to screening, testing and hiring have adversely affected the Human Capital Group. The goodwill impairment charge for the International Group resulted from changes in foreign currency exchange rates vs. the U.S. dollar, lower operating margins, and the effects of the global recession. There was no impairment of goodwill for 2007. A summary of activity for goodwill by business segment follows:

	Government	Human Capital	International	Total
	Group	Group	Group	Goodwill
Balance, February 15, 2007	$—	$—	$—	$—
Acquisition	247,678	19,159	35,036	301,873

Balance, December 31, 2007	247,678	19,159	35,036	301,873
Acquisition of Aptiv Technology Partners	2,703	—	—	2,703
Goodwill impairment charges	—	(8,213)	(8,538)	(16,751)
Deferred income tax adjustment	—	—	(959)	(959)

Balance, December 31, 2008	$250,381	$10,946	$25,539	$286,866

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
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2008, will not be realizable. A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. A reduction relating to the purchase accounting tax valuation allowance would be recorded as a reduction to goodwill, except beginning January 2009 with the implementation of SFAS No. 141(R), Business Combinations, reductions to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.
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
Other Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income or loss and its components and requires companies to report comprehensive income that includes unrealized gains and losses. Vangent reports comprehensive income (loss) that consists of net income (loss), the effect of interest rate swap hedging activities (net of income tax and net of income tax valuation allowance), and the effect of foreign currency translation adjustments. No income taxes are provided on the cumulative translation adjustment since it is considered to be a component of a permanent investment. The components of accumulated other comprehensive income (loss) follow:

	December 31,
	2007	2008
Effect of interest rate swap hedging activities, net of tax	$(3,362)	$(8,774)
Foreign currency translation adjustment	425	(4,361)

	$(2,937)	$(13,135)

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
4. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS 157 for financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008, and there was no material effect on the consolidated financial statements. The FASB deferred the effective date as it relates to fair value measurement requirements for non-financial assets and liabilities, other than those measured at fair value on a recurring basis, to January 1, 2009, and the Company does not expect adoption of the deferred standards will have a material effect on its results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No.115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value. The Company adopted SFAS 159 on January 1, 2008, and there was no effect on the consolidated financial statements since the Company did not elect the fair value option for assets and liabilities within the scope of SFAS 159.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require expanded disclosures about how and why a company engages in derivative and hedging activities, how derivative instruments and related hedged items are accounted for, and their effect on financial position and results of operations for each major type of derivative instrument, including interest rates, foreign exchange, equity, commodity, and credit contracts. The new standards become effective January 1, 2009. The Company is evaluating the additional disclosure requirements with respect to interest rate swaps that are designed to hedge interest expense on a portion of the variable-rate term loan.
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
In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (“FSP”). The FSP requires enhanced disclosure and transparency about involvement with variable interest entities and continuing involvement with transferred financial assets, and the FSP introduces principal disclosure objectives that may require companies to provide additional disclosures. The FSP is effective for financial statements issued after December 15, 2008. Vangent adopted the FSP for its 2008 consolidated financial statements and there was no significant effect.
5. Trade Accounts Receivable
A summary of trade accounts receivable, customers that represented 10% or more of trade accounts receivable, and the allowance for doubtful accounts follows:

	December 31,
	2007	2008
Trade accounts receivable
Trade accounts receivable	$59,301	$64,183
Billable trade receivables	42,660	48,657
Unbilled trade receivables pending contract authorization and retainage	10,423	15,797
Other	726	1,427

	113,110	130,064
Allowance for doubtful accounts	(818)	(205)

Trade accounts receivable, net	$112,292	$129,859

Trade accounts receivable from major customers
Department of Health and Human Services	43%	41%
Department of Education	8%	10%

		Provision
	Balance	for		Balance
	Beginning of	Doubtful		End of
	Period	Accounts	Write Offs	Period
Allowance for Doubtful Accounts

Predecessor Entity
Year ended December 31, 2006	$1,962	$1,064	$(1,619)	$1,407
Period January 1 to February 14, 2007	1,407	8	(18)	1,397

Successor Entity
Period February 15 to December 31, 2007	$1,397	454	(1,033)	$818
Year ended December 31, 2008	818	63	(676)	205
6. Accounts Payable and Accrued Expenses and Other Long-Term Liabilities
A summary of accounts payable and accrued expenses and other long-term liabilities follows:

	December 31,
	2007	2008
Accounts payable and accrued expenses:
Trade accounts payable and accrued expenses	$47,587	$41,885
Salaries and employee benefits	12,436	21,244
Interest rate swaps at fair value	1,413	6,063
Sales and use and other taxes	1,812	3,980

	$63,248	$73,172

Other long-term liabilities:
Deferred rent liability	$807	$3,971
Interest rate swaps at fair value	2,095	3,279
Other	961	629

	$3,863	$7,879

7. Long-Term Debt and Interest Rate Swap
A summary of long-term debt follows:

	December 31,
	2007	2008
Senior secured credit facility:
Term loan, due February 14, 2013, with interest at variable rates (4.41% at December 31, 2008)	$238,200	$230,366

9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	428,200	420,366
Less: current portion	(7,325)	—

Long-term debt, less current portion	$420,875	$420,366

Scheduled maturities of long-term debt as of December 31, 2008, follow:

2009	$—
2010	1,781
2011	2,375
2012	2,375
2013	223,835
2014	—
2015	190,000

$420,366

Senior Secured Credit Facility
At December 31, 2008, the senior secured credit facility consisted of a term loan of $230,366 due February 14, 2013, an available revolving credit facility of up to $47,611 that expires February 14, 2012, and a letter of credit of $2,389. There were no borrowings outstanding under the revolving credit facility at December 31, 2008 or December 31, 2007. A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR rate, as defined, plus an applicable margin of 2.00-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $594 beginning June 2010 with the balance due February 14, 2013. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the period February 14 to December 31, 2007, repayments of $7,834, primarily a mandatory prepayment, were made in March 2008. Based on the excess cash flow calculation for the year ended December 31, 2008, no mandatory payment is required to be made in 2009. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2010 or subsequent years.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of December 31, 2008, the Company was in compliance with the affirmative and negative covenants.

The consolidated leverage ratio is the most restrictive financial covenant. As defined in the senior secured credit facility, the ratio is based on consolidated indebtedness (as defined) reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by consolidated adjusted earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 2008, the consolidated leverage ratio was 5.54 to 1, compared with the maximum allowable ratio of 6.50 to 1 applicable to the period, and the Company was in compliance with the financial covenant. The maximum allowable ratio steps down for each six-month period and ranges from 6.00 to 1 at the end of 2009 to 5.00 to 1 in 2012.
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

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Date Entered	Amount	to be Paid	to be Received	Period Covered
February 2007	$140,000	5.215%	3-month LIBOR	February 2007 to February 2008
	120,000	5.215%	3-month LIBOR	February 2008 to February 2009
	110,000	5.215%	3-month LIBOR	February 2009 to February 2010

April 2008	$75,000	3.280%	3-month LIBOR	April 2008 to February 2010
	150,000	3.280%	3-month LIBOR	February 2010 to February 2011
The Company documented its risk management objective and nature of the risks being hedged and has designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the net interest rate swap liability was $9,342 at December 31, 2008, of which $8,774 represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The ineffective portion is charged to interest expense and was not material.

8. Fair Value Measurements
The Company adopted SFAS 157, Fair Value Measurements, on January 1, 2008, for financial assets and liabilities and for non-financial assets and liabilities measured on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, summarized as follows:
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
The fair value of interest rate swaps to pay fixed and to receive variable interest is based on quoted prices for similar liabilities in active markets. A summary of the bases used to measure certain financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheet follows:

		Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps to pay fixed and receive variable included in liabilities:
Short term liabilities	$6,063	$—	$6,063	$—
Long-term liabilities	3,279	—	3,279	—

	$9,342	$—	$9,342	$—

9. Leases
The Company leases office facilities and equipment primarily under operating leases. The costs of leasehold improvements funded by or reimbursed by the lessor are capitalized and amortized as leasehold improvements along with a corresponding deferred rent liability. Rent expense is accrued for rent holidays and abatements along with a corresponding deferred rent liability. Future minimum lease payments under leases with initial terms of one year or more follow:

	Capital	Operating
	Leases	Leases
Years Ending December 31
2009	$209	17,653
2010	91	13,584
2011	26	11,020
2012	—	8,930
2013	—	6,339
Thereafter	—	13,976

Total future minimum lease payments	326	71,502
Less: subleases	—	(7,419)

Net future minimum lease payments	326	$64,083

Less: amount representing interest	(23)

Net present value	$303

Rent expense amounted to $16,125 for the year ended December 31, 2006, $2,137 for the period January 1 to February 14, 2007, $13,293 for the period February 15 to December 31, 2007, and $17,483 for the year ended December 31, 2008.

10. Income Taxes

	Predecessor Entity		Successor Entity
		Period	Period
	Year Ended	January 1 to	February 15 to	Year Ended
	December 31,	February 14,	December 31,	December 31,
	2006	2007	2007	2008

Income (loss) before income taxes
United States	$40,395	$(867)	$(18,995)	$(16,692)
Foreign	5,410	200	3,443	(4,261)

	$45,805	$(667)	$(15,552)	$(20,953)

Provision (credit) for income tax
Current:
Federal	$12,111	$(264)	$—	$—
State	1,843	(47)	—	—
Foreign	1,374	35	1,545	1,881

	15,328	(276)	1,545	1,881

Deferred:
Federal	1,585	(16)	5,004	3,454
State and foreign	277	—	(52)	219

	1,862	(16)	4,952	3,673

	$17,190	$(292)	$6,497	$5,554

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Predecessor Entity		Successor Entity
		Period	Period
	Year Ended	January 1 to	February 15 to	Year Ended
	December 31,	February 14,	December 31,	December 31,
	2006	2007	2007	2008

U.S. Federal statutory tax rate	35%	35%	35%	35%
State income tax, net of federal benefit	3	5	4	4
Foreign operations	(1)	5	—	(2)
Change in tax valuation allowance	—	—	(80)	(49)
Non-deductible portion of goodwill impairment charge	—	—	—	(14)
Other non-deductible expenses	1	(1)	(1)	(1)

Effective tax rate	38%	44%	(42)%	(27)%

A summary of deferred tax assets (liabilities) and tax valuation allowance follows:

	December 31,
	2007	2008
Deferred tax assets
Net operating loss carryforward	$6,933	$15,245
Intangible assets	6,030	9,912
Deferred transaction costs	5,953	1,674
Depreciation	1,997	2,051
Interest rate swaps	1,296	3,494
Accrued expenses	615	3,574
Other	2,170	—

Deferred tax assets	24,994	35,950

Deferred tax liabilities
Goodwill	(5,292)	(9,218)
Other	(271)	(813)

Deferred tax liability	(5,563)	(10,031)
Tax valuation allowance	24,908	34,594

Net deferred tax asset (liability)	$(5,477)	$(8,675)

Balance sheet presentation
Deferred tax assets:
Current	$—	$315
Noncurrent	—	231
Deferred tax liabilities:
Current	(852)	(3,962)
Noncurrent	(4,625)	(5,259)

	$(5,477)	$(8,675)

	Period
	February 15 to	Year Ended
	December 31,	December 31,
	2007	2008
Tax valuation allowance
Balance, beginning of period	$—	$24,908
Additions:
Purchase accounting valuation allowance	11,177	(3,742)
Charge to provision for income taxes	12,435	10,143
Prior-year adjustments	—	1,087
Other comprehensive loss	1,296	2,198

Balance, December 31	$24,908	$34,594

In connection with the Acquisition, an election was made under Section 338(h)(10) of the Internal Revenue Code under which U.S. assets, including goodwill and intangible assets, were stepped up to fair value for income tax purposes.
The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. federal, state and local deferred tax assets. The tax valuation allowance results primarily from the effect on the U.S. net operating losses from the tax amortization of goodwill. The net deferred tax liability relates to goodwill that is amortized and deducted for income tax purposes in the United States, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.

At December 31, 2008, Vangent had a U.S. net operating loss carryforward of $38,285 scheduled to begin to expire in 2027. Utilization of the net operating loss carryforward may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code. The Company has not accrued a provision for income taxes on undistributed earnings of its foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, federal income and foreign withholding taxes would apply. The amount of the unrecognized income tax associated with the undistributed earnings was not material at December 31, 2008.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Pursuant to the Acquisition agreement, Vangent is indemnified and is not liable for any income taxes that relate to the pre-Acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at December 31, 2008. Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.
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
11. Commitments and Contingencies
University of California Contract
In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract. In July 2008, the Company and The Regents of the University of California executed a definitive settlement agreement under which the Company subsequently paid $4,995 to the University of California. The Company has made a claim for coverage under its professional liability policy with respect to this matter. The insurance carrier previously denied the initial request for coverage, which denial was disputed by the Company. In August 2008, the carrier contributed $1,998 to fund the settlement with the University of California pursuant to a mutual reservation of rights and reimbursement agreement entered into on May 8, 2008. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $3,995 to general and administrative expense for the year ended December 31, 2008, made a settlement payment of $4,995 in August 2008, and recorded a reduction of $1,998 to general and administrative expense for the amount received from the insurance carrier in August 2008.
Loss of Data
In September 2007, the Company became aware of an event which could lead to the loss of third party confidential information. As of December 31, 2008, the Company has incurred costs of $5,111 to mitigate the risk of damages to any third party as a result of the loss. The Company believes that $3,967 of these costs are recoverable under its professional liability insurance, and such amount is included in other receivables in the consolidated balance sheet as of December 31, 2008.
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
As of February 14, 2007, the remaining balance of the accrued liability established by the Predecessor Entity was $5,959, of which $5,648 was for settlement negotiations with respect to the ongoing investigation of its performance and billings under the TSA contract, including an expense of $1,000 recorded for the period January 1 to February 14, 2007, as settlement negotiations between the parties continued. The balance of the accrued liability was $5,648 at December 31, 2007. In connection with the Acquisition and related cost-sharing provisions, a receivable of $2,824 from Pearson representing 50% of the expected accrued losses was included in other receivables at December 31, 2007. The net liability amount reflected in the consolidated balance sheet was $2,824 at December 31, 2007.
In October 2008, Pearson and Vangent, without admitting any liability, executed a settlement and release agreement with DOJ under which Pearson paid $5,648 to the United States and Vangent paid $2,824 to Pearson. As a result of the settlement, the balance of the liability amounting to $5,648 at December 31, 2007, was reduced by $2,824 along with a corresponding reduction to the accrued receivable from Pearson. The remaining portion of the liability amounting to $2,824 was paid under the settlement and release agreement.
A summary of activity for the TSA accrued liability follows:

	Vendor	Sales Tax	Other
	Accruals	Accruals	Accruals	Total
Predecessor Entity
Balance, December 31, 2005	$416	$1,400	$440	$2,256
Additions to accrual	—	—	5,055	5,055
Release of accrual or payments made	(396)	(1,224)	(732)	(2,352)

Balance, December 31, 2006	20	176	4,763	4,959
Additions to accrual	—	—	1,000	1,000

Balance, February 14, 2007	$20	$176	$5,763	$5,959

Successor Entity
Balance, February 15, 2007	$20	$176	$5,763	$5,959
Release of accrual or payments made	(20)	(176)	(115)	(311)

Balance, December 31, 2007	—	—	5,648	5,648
Adjustment to accrual against other receivables	—	—	(2,824)	(2,824)
Cash payment	—	—	(2,824)	(2,824)

Balance, December 31, 2008	$—	$—	$—	$—

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
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At December 31, 2008, the outstanding balance of grants of Class B membership interests represented 5.6% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holdings, LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% in the aggregate.
A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follow:

	Class B		Fair Value of
	Membership		Class B
	Interests	Class B	Membership
	Available for	Interests	Interests at Date
	Grant	Outstanding	of Grant
Balance, February 15, 2007	—%	—%	$—
Authorized	7.5	—	—
Granted	(5.3)	5.3	5,946
Forfeited	0.4	(0.4)	(454)

Balance, December 31, 2007	2.6	4.9	5,492
Granted	(1.5)	1.5	1,127
Forfeited	0.8	(0.8)	(940)

Balance, December 31, 2008	1.9%	5.6%	$5,679

At December 31, 2008:
Vested		1.1%
Not yet vested		4.5

		5.6%

In accordance with SFAS No. 123R, Share-Based Payments, Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award. The fair value of 5.3% Class B membership interests in Vangent Holding LLC granted in 2007 amounted to $5,946 and was based on the amount paid in February 2007 by Veritas Capital for 90% of the Class A membership interests in Vangent Holding LLC and the value of Pearson’s 10% Class A interest, less a 35% discount for lack of liquidity. The fair value of 1.5% Class B membership interests granted in 2008 amounted to $1,127 and was determined by management using an income approach based on a cash flow methodology, less a 35% discount for lack of liquidity. The Company considered and relied, in part, on the report of a third-party expert in the determination of the fair value of grants in 2008. Equity-based compensation expense amounted to $1,054 for the year ended December 31, 2008 and $909 for the period February 15 to December 31, 2007. The unamortized amount of equity-based compensation expense was $3,716 at December 31, 2008, and amortization is scheduled for each of the next five years, as follows:

Years Ending December 31
2009	$1,111
2010	1,111
2011	1,111
2012	335
2013	48

$3,716

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
A summary of activity for stock options and restricted stock awards follows:

	Stock Options		Restricted Stock Awards
		Weighted
		Average		Weighted
		Exercise		Average
	Number	Price Per	Number	Price Per
	Outstanding	Share	Outstanding	Share
Balance, December 31, 2005	248	$15.75	206	$9.49
Granted	13	11.23	64	13.76
Exercised	(31)	12.10	—	—
Restricted stock awards vested	—	—	(40)	8.32
Forfeited	(17)	16.12	(17)	9.59

Balance, December 31, 2006	213	15.98	213	10.99
Exercised	—	—	—	—
Restricted stock awards vested	—	—	(213)	10.99

Balance, February 14, 2007	213	15.98	—	—

Equity-based compensation expense amounted to $632 for the year ended December 31, 2006. For the period from January 1 to February 14, 2007, the remaining balance of 213 stock options outstanding was vested in full resulting in equity-based compensation expense of $1,477.

The weighted average fair value of stock options and restricted stock awards granted was determined using a Black-Scholes pricing model and the following weighted average assumptions:

	Year Ended December 31, 2006
	Stock Options	Restricted Stock
Weighted average fair value	$4.22	$9.92
Weighted average share price	$13.65	$13.57
Weighted average exercise price	$11.23	$—
Expected life (years)	3.8	5.0
Expected volatility	27%	38%
Risk free rate	4.5%	4.5%
Expected dividend yield	2.4%	2.5%
13. Retirement Plans
Defined Benefit Plan
In connection with the Acquisition, Vangent established a defined benefit plan to fund ongoing pension benefits for 37 employees in the United Kingdom that had been participating in the Predecessor Entity’s defined benefit pension plan. Pension costs were $203 for the period February 15 to December 31, 2007, and $192 for the year ended December 31, 2008. The fair value of plan assets was $431 and the present value of defined benefit obligations was $352 at December 31, 2008.
Defined Contribution Plans
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Costs representing the Company’s matching contributions amounted to $3,799 for the period February 15 to December 31, 2007, and $4,126 for the year ended December 31, 2008. Outside of the United States (United Kingdom, Canada, Argentina, Mexico, and Venezuela) employees participate in various defined contribution plans. Costs incurred by the Predecessor Entity for retirement savings plans amounted to $6,762 for the year ended December 31, 2006, and $478 for the period January 1 to February 14, 2007.
14. Related Party Transactions
Successor Entity
Vangent paid an annual management fee of $1,000 to Veritas Capital for the period February 14 to December 31, 2007, and $1,000 for the year ended December 31, 2008. In addition, Vangent paid fees for advisory services and expenses to Veritas Capital amounting to $101 for the period February 14 to December 31, 2007, and $90 for the year ended December 31, 2008. An affiliate of Veritas Capital provided subcontracting services of $38 to Vangent for 2008.
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
A summary of costs allocated by Pearson for support services follows:

	Predecessor Entity		Sucessor Entity
		Period	Period
	Year Ended	January 1 to	February 15 to
	December 31,	February 14,	December 31,
	2006	2007	2007
Cost of revenue	$38,775	$3,140	$18,008
Other operating expenses	9,925	140	1,998

	$48,700	$3,280	$20,006

15. Business Segment, Major Customers and Geographic Area Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Vangent reports operating results and financial data for three business segments: Government Group, Human Capital Group and International Group. The Government Group customers are primarily U.S. federal agencies. The Government Group assists civilian, defense and intelligence agencies as well as government-related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission-critical systems and delivers a wide range of business process outsourcing solutions. The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of an organization’s workforce. The International Group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers.
Vangent evaluates the performance of its operating segments based on operating income, but does not measure revenue or operating income by its major service offerings either for internal management or external financial reporting purposes. The new basis of accounting resulting from the Acquisition in February 2007 has a significant effect on results of operations.

Summarized financial information for business segments and for major customers representing 10% more of total revenue follows:

	Predecessor Entity		Successor Entity
		Period	Period
	Year Ended	January 1 to	February 15, to	Year Ended
	December 31,	February 14,	December 31,	December 31,
	2006	2007	2007	2008
Revenue
Government Group	$425,650	$47,011	$356,449	$454,094
Human Capital Group	33,658	3,302	30,605	29,252
International Group	61,624	8,520	64,166	74,925

	$520,932	$58,833	$451,220	$558,271

Operating income (loss)
Government Group	$39,912	$647	$15,065	$29,803
Human Capital Group	3,119	(496)	2,637	(8,240)
International Group	3,640	(281)	1,097	(6,250)

	46,671	(130)	18,799	15,313
Corporate (equity-based compensation expense)	(233)	(547)	(909)	(1,054)

	$46,438	$(677)	$17,890	$14,259

Depreciation and amortization and goodwill impairment charges
Government Group	$7,021	$1,352	$23,439	$28,283
Human Capital Group	2,233	447	1,185	9,876
International Group	5,303	570	4,901	13,191

	$14,557	$2,369	$29,525	$51,350

Revenue from major customers
Department of Health and Human Services	40%	36%	46%	47%
Department of Education	18%	23%	16%	16%

	December 31,
	2007	2008
Property and equipment, net
Government Group	$14,774	$19,892
Human Capital Group	2,102	1,335
International Group	10,703	5,925

	$27,579	$27,152

Goodwill
Government Group	$247,677	$250,381
Human Capital Group	19,159	10,946
International Group	35,037	25,539

	$301,873	$286,866

Long-lived assets, net (includes property and equipment, intangible assets, goodwill, and deferred debt financing costs)
Government Group	$430,022	$419,488
Human Capital Group	39,384	29,701
International Group	58,359	43,482

	527,765	492,671
Corporate	12,448	10,197

	$540,213	$502,868

Total assets
Government Group	$553,033	$552,874
Human Capital Group	48,934	38,225
International Group	79,653	64,978

	681,620	656,077
Corporate	12,448	10,197

	$694,068	$666,274

Geographic Area Information
Revenue and long-lived assets (includes property and equipment, intangible assets, and goodwill) by the geographic location of the entity performing the service follows:

	Predecessor Entity		Successor Entity
		Period	Period
	Year Ended	January 1 to	February 15 to	Year Ended
	December 31,	February 14,	December 31,	December 31,
	2006	2007	2007	2008
Revenue by geographic area
Domestic	$459,308	$50,313	$387,054	$483,346
International	61,624	8,520	64,166	74,925

	$520,932	$58,833	$451,220	$558,271

	December 31,
	2007	2008
Long-lived assets, net, by geographic area
Domestic	$481,854	$459,386
International	58,359	43,482

	$540,213	$502,868

16. Condensed Issuer and Non-Guarantor Financial Information
In connection with the Acquisition by Veritas Capital and the related financing, Vangent Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers under the provisions of Rule 144A under the Securities Act of 1933 and to non-U.S. persons under the provisions of Regulation S under the Securities Act of 1933. The notes are general obligations of Vangent, Inc. and are jointly and severally, fully, irrevocably and unconditionally, guaranteed by Blueprint Technologies, Inc. and PAS, Inc., 100%-owned subsidiaries of Vangent Inc. As a result of an internal restructuring, the assets and liabilities and operations of Blueprint Technologies, Inc. and PAS, Inc. have been transferred to Vangent Inc., and, accordingly, their financial statements are not presented separately. Certain other 100%-owned subsidiaries do not guarantee the notes (“Non-Guarantors”). These entities include Vangent Argentina, S.A., Vangent Canada Limited, Vangent Mexico, S.A. de C.V., Vangent Servicios de Mexico, S.A. de C.V., Vangent Puerto Rico, Inc., Vangent Venezuela, C.A., Vangent, Ltd., and Proyectos Prohumane México, S. A. de C. V.
The presentation of the condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantor subsidiaries as of December 31, 2007, and the period February 15 to December 31, 2007, has been revised to separately present financial data for the Issuer, reclassify certain intangible assets and the amortization of intangible assets from the Issuer to the Non-Guarantors, and to present the Issuer’s investment in and advances to the Non-Guarantor subsidiaries under the equity method of accounting along with the related elimination of the investment and advances.

Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors follow:
Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets

	December 31, 2007				December 31, 2008
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$19,022	$7,071	$—	$26,093	$15,519	$5,615	$—	$21,134
Trade receivables, net	102,398	9,894	—	112,292	117,453	12,406	—	129,859
Other receivables and prepaid items	11,163	4,307	—	15,470	9,116	3,297	—	12,413

Total current assets	132,583	21,272	—	153,855	142,088	21,318	—	163,406
Property and equipment, net	16,891	10,688	—	27,579	21,238	5,914	—	27,152
Intangible assets, net	185,544	12,483	—	198,027	166,216	11,783	—	177,999
Goodwill	266,836	35,037	—	301,873	261,327	25,539	—	286,866
Deferred debt financing costs and other	12,602	132	—	12,734	10,620	231	—	10,851
Investment in and advances to Non- Guarantor subsidiaries	68,901	—	(68,901)	—	56,162	—	(56,162)	—

Total assets	$683,357	$79,612	$(68,901)	$694,068	$657,651	$64,785	$(56,162)	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,325	$—	$—	$7,325	$—	$—	$—	$—
Accounts payable and accrued expenses	54,568	8,680	—	63,248	65,357	7,815	—	73,172
Accrued interest	8,547	—	—	8,547	8,304	—	—	8,304
Deferred tax liability	852	—	—	852	3,962	—	—	3,962
Advance payments on contracts	2,715	1,729	—	4,444	1,952	743	—	2,695

Total current liabilities	74,007	10,409	—	84,416	79,575	8,558	—	88,133
Long-term debt, net of current portion	420,875	—	—	420,875	420,366	—	—	420,366
Other long-term liabilities	3,746	3,319	(3,202)	3,863	7,814	160	(95)	7,879
Deferred tax liability	4,440	185	—	4,625	5,259	—	—	5,259

Total liabilities	503,068	13,913	(3,202)	513,779	513,014	8,718	(95)	521,637
Stockholder’s equity	180,289	65,699	(65,699)	180,289	144,637	56,067	(56,067)	144,637

Total liabilities and stockholder’s equity	$683,357	$79,612	$(68,901)	$694,068	$657,651	$64,785	$(56,162)	$666,274

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations

	Predecessor Entity
	Year Ended December 31, 2006				Period January 1 to February 14, 2007
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Revenue	$459,401	$61,531	—	$520,932	$50,349	$8,484	$—	$58,833
Cost of revenue	359,769	50,028	—	409,797	40,437	7,750	—	48,187

Gross profit	99,632	11,503	—	111,135	9,912	734	—	10,646
General and administrative expenses	42,367	3,310	—	45,677	9,001	382	—	9,383
Selling and marketing expenses	15,545	3,475	—	19,020	1,590	350	—	1,940

Operating income (loss)	41,720	4,718	—	46,438	(679)	2	—	(677)
Interest (income) expense, net	685	(52)	—	633	(21)	11	—	(10)

Income (loss) before income taxes	41,035	4,770	—	45,805	(658)	(9)	—	(667)
Provision (credit) for income taxes	15,337	1,853	—	17,190	(327)	35	—	(292)
Equity in net income (loss) of	—	—	—	—	—	—	—	—
Non-Guarantor subsidiaries	2,917	—	(2,917)	—	(44)	—	44	—

Net income (loss)	$28,615	$2,917	$(2,917)	$28,615	$(375)	$(44)	$44	$(375)

	Successor Entity
	Period February 15 to December 31, 2007				Year Ended December 31, 2008
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Revenue	$387,358	$63,862	—	$451,220	$483,835	$74,436	$—	$558,271
Cost of revenue	321,764	54,610	—	376,374	398,800	63,391	—	462,191

Gross profit	65,594	9,252	—	74,846	85,035	11,045	—	96,080
General and administrative expenses	40,027	2,900	—	42,927	45,422	3,880	—	49,302
Selling and marketing expenses	11,191	2,838	—	14,029	12,821	2,947	—	15,768
Goodwill impairment charge	—	—	—	—	8,213	8,538	—	16,751

Operating income (loss)	14,376	3,514	—	17,890	18,579	(4,320)	—	14,259
Interest (income) expense, net	33,580	(138)	—	33,442	35,271	(59)	—	35,212

Income (loss) before income taxes	(19,204)	3,652	—	(15,552)	(16,692)	(4,261)	—	(20,953)
Provision for income taxes	5,289	1,208	—	6,497	3,929	1,625	—	5,554
Equity in net income (loss) of	—	—	—	—	—	—	—	—
Non-Guarantor subsidiaries	2,444	—	(2,444)	—	(5,886)	—	5,886	—

Net income (loss)	$(22,049)	$2,444	$(2,444)	$(22,049)	$(26,507)	$(5,886)	$5,886	$(26,507)

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows

	Predecessor Entity
	Year Ended December 31, 2006				Period January 1 to February 14, 2007
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	$9,974	$4,404	$—	$14,378	$(14,238)	$(4,658)	$—	$(18,896)
Net cash (used in) investing activities	(12,823)	(3,062)	—	(15,885)	(3,669)	(58)	—	(3,727)
Net cash provided by financing activities	8,611	499	—	9,110	10,029	3,242	—	13,271
Effect of exchange rate changes on cash and cash equivalents	(38)	(2,190)	—	(2,228)	—	(166)	—	(166)

Net (decrease) increase in cash and cash equivalents	5,724	(349)	—	5,375	(7,878)	(1,640)	—	(9,518)
Cash and cash equivalents, beginning of period	2,617	3,721	—	6,338	8,341	3,372	—	11,713

Cash and cash equivalents, end of period	$8,341	$3,372	$—	$11,713	$463	$1,732	$—	$2,195

	Successor Entity
	Period February 15 to December 31, 2007				Year Ended December 31, 2008
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Net cash (used in) provided by operating activities	$25,359	$5,488	$—	$30,847	$14,594	$3,816	$—	$18,410
Net cash (used in) provided by investing activities	(626,546)	1,528	2,406	(622,612)	(9,988)	(1,136)	(2,406)	(13,530)
Net cash provided by financing activities	617,803	2,406	(2,406)	617,803	(8,109)	(2,385)	2,406	(8,088)
Effect of exchange rate changes on cash and cash equivalents	—	55	—	55	—	(1,751)	—	(1,751)

Net (decrease) increase in cash and cash equivalents	16,616	9,477	—	26,093	(3,503)	(1,456)	—	(4,959)
Cash and cash equivalents, beginning of period	—	—	—	—	19,022	7,071	—	26,093

Cash and cash equivalents, end of period	$16,616	$9,477	$—	$26,093	$15,519	$5,615	$—	$21,134

17. Quarterly Results of Operations (Unaudited)
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

	Predecessor Entity	Successor Entity
	Period	Period
	January 1 to	February 15 to	Three Months Ended
	February 14,	March 31,	June 30	Sept. 29	Dec. 31
	2007	2007	2007	2007	2007
Consolidated Statements of Operations Data
Revenue	$58,833	$52,462	$121,584	$129,610	$147,564
Cost of revenue	48,187	47,401	102,712	103,983	122,278

Gross profit	10,646	5,061	18,872	25,627	25,286
General and administrative expenses	9,383	5,494	12,944	11,544	12,945
Selling and marketing expenses	1,940	2,305	4,544	4,190	2,990

Operating income (loss)	(677)	(2,738)	1,384	9,893	9,351
Interest (income) expense, net	(10)	4,765	9,594	9,731	9,352

Income (loss) before income taxes	(667)	(7,503)	(8,210)	162	(1)
Provision (benefit) for income taxes	(292)	952	1,984	1,566	1,995

Net loss	$(375)	$(8,455)	$(10,194)	$(1,404)	$(1,996)

	Three Months Ended
	Mar. 31	June 28	Sept. 27	Dec. 31
	2008	2008	2008	2008
Consolidated Statements of Operations Data
Revenue	$143,475	$123,934	$133,391	$157,471
Cost of revenue	117,166	105,934	106,470	132,621

Gross profit	26,309	18,000	26,921	24,850
General and administrative expenses	13,784	12,473	12,445	10,600
Selling and marketing expenses	4,131	4,075	3,757	3,805
Goodwill impairment charge	—	—	—	16,751 (1)

Operating income (loss)	8,394	1,452	10,719	(6,306)
Interest expense, net	8,950	8,777	8,534	8,951

Income (loss) before income taxes	(556)	(7,325)	2,185	(15,257)
Provision (benefit) for income taxes	1,868	1,228	2,632	(174)

Net loss	$(2,424)	$(8,553)	$(447)	$(15,083)

(1)	The Company completed its goodwill impairment assessment in the fourth quarter of 2008 and recorded goodwill impairment charges for the Human Capital Group and for the International Group.

EXHIBIT INDEX

Exhibit
Number	Description
14.2	Vangent Holding Corp. Audit Committee Charter, dated as of October 29, 2008.
21.1	Subsidiaries of Vangent, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.