Form 10-Q
period 2009-03-28
Vangent, Inc.
filed 2009-05-07
CIK 1402478

Prepared by Rich DeBella
Reviewed by Disclosure Review Committee

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-145355
VANGENT, INC.

Delaware	20-1961427
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
4250 North Fairfax Drive
Suite 1200
Arlington, Virginia 22203
(703) 284-5600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at March 28, 2009.

VANGENT, INC.

Forward-Looking Statements
This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “could,” “estimates,” “intends,” “may,” and similar expressions, or the negative thereof, are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in operating expenses; our substantial debt; changes in the availability of capital; general economic and business conditions and the other factors set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per-share amounts)
(unaudited)

	December 31,	March 28,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$21,134	$8,808
Trade receivables, net	129,859	131,972
Other receivables and prepaid items	12,413	14,312

Total current assets	163,406	155,092

Property and equipment, net	27,152	27,016
Intangible assets, net	177,999	172,667
Goodwill	286,866	286,866
Deferred debt financing costs, net	10,197	9,648
Other assets	654	778

Total assets	$666,274	$652,067

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$73,172	$61,958
Accrued interest	8,304	3,347
Deferred tax liability	3,962	3,467
Advance payments on contracts	2,695	2,293

Total current liabilities	88,133	71,065

Long-term debt, net of current portion	420,366	420,366
Other long-term liabilities	7,879	7,179
Deferred tax liability	5,259	7,390

Total liabilities	521,637	506,000

Commitments and contingencies (Note 8)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	206,328	206,581
Accumulated other comprehensive loss	(13,135)	(12,922)
Accumulated deficit	(48,556)	(47,592)

Total stockholder’s equity	144,637	146,067

Total liabilities and stockholder’s equity	$666,274	$652,067

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 28,
	2008	2009

Revenue	$143,475	$137,472

Cost of revenue	117,166	111,904

Gross profit	26,309	25,568

General and administrative expenses	13,784	10,291

Selling and marketing expenses	4,131	4,317

Operating income	8,394	10,960

Interest expense	9,218	8,400

Interest income	(268)	(29)

Income (loss) before income taxes	(556)	2,589

Provision for income taxes	1,868	1,625

Net income (loss)	$(2,424)	$964

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)
(in thousands, except share amounts)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2007	100	$—	$205,275	$(2,937)	$(22,049)	$180,289
Effect of hedging activities, net of tax	—	—	—	(2,643)	—	(2,643)
Foreign currency translation adjustment	—	—	—	81	—	81
Net loss	—	—	—	—	(2,424)	(2,424)

Total comprehensive loss						(4,986)
Equity-based compensation	—	—	247	—	—	247

Balance, March 29, 2008	100	$—	$205,522	$(5,499)	$(24,473)	$175,550

Balance, December 31, 2008	100	$—	$206,328	$(13,135)	$(48,556)	$144,637
Effect of hedging activities, net of tax	—	—	—	552	—	552
Foreign currency translation adjustment	—	—	—	(339)	—	(339)
Net income	—	—	—	—	964	964

Total comprehensive income						1,177
Equity-based compensation	—	—	253	—	—	253

Balance, March 28, 2009	100	$—	$206,581	$(12,922)	$(47,592)	$146,067

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 28,
	2008	2009
Cash flows from operating activities
Net income (loss)	$(2,424)	$964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	5,235	5,332
Depreciation and amortization	3,184	3,014
Equity-based compensation expense	247	253
Deferred income taxes	1,523	1,572
Changes in operating assets and liabilities:
Trade receivables	(10,171)	(2,256)
Other receivables and prepaid and other assets	(3,789)	(1,403)
Accounts payable and accrued liabilities	15,021	(11,741)
Accrued interest payable	(5,048)	(4,957)
Advance payments on contracts	(922)	(402)
Other	700	(202)

Net cash provided by (used in) operating activities	3,556	(9,826)

Cash flows from investing activities
Capital expenditures	(1,570)	(2,309)

Net cash used in investing activities	(1,570)	(2,309)

Cash flows from financing activities
Repayment of senior secured term loan	(5,525)	—
Capital lease payments	(74)	(82)

Net cash used in financing activities	(5,599)	(82)

Effect of exchange rate changes on cash and cash equivalents	20	(109)

Net decrease in cash and cash equivalents	(3,593)	(12,326)
Cash and cash equivalents, beginning of period	26,093	21,134

Cash and cash equivalents, end of period	$22,500	$8,808

Supplemental cash flow information
Interest paid	$13,630	$12,891
Income taxes paid	204	456
See notes to condensed consolidated financial statements.

Vangent, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
1. Organization and Basis of Presentation
Basis of Presentation
Vangent, Inc. (“Vangent” or “Company”) is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder of Vangent Holding Corp. Vangent Holding LLC is 90% owned by The Veritas Capital Fund III, L.P. and 10% owned by Pearson plc (“Pearson”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the applicable rules and regulations. The Company believes that all disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the private sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The Department of Health and Human Services (“HHS”) represented 47% and the Department of Education (“DoED”) represented 16% of revenue for the year ended December 31, 2008.
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s business processes.
Variable Interest Entities
The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008 in the United Kingdom and in the United Arab Emirates. The joint ventures provide subcontracting services under foreign government agency programs. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund the joint venture’s working capital requirements. Under both joint venture agreements the Company holds less than a majority ownership interest in the joint ventures, is entitled to a majority of the income and losses of the joint ventures, and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements and include total revenue of $297 and total net loss of $95 for the three months ended March 28, 2009, and total assets of $613 dedicated to the activities of the joint ventures at March 28, 2009.

2. Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. In March 2009, the FASB proposed to modify the hierarchy to two levels: (a) authoritative; and (b) nonauthoritative. The FASB proposes to authorize the FASB Accounting Standards CodificationTM (“Codification”) to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC that continue to apply to SEC registrants. All other accounting literature not included in the Codification would become nonauthoritative. The Codification is proposed to become effective on July 1, 2009, and the Company does not expect that the Codification will have a material impact on its results of operations or financial position.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosure about the fair value of financial instruments in interim financial statements. The disclosures become effective for periods ending after June 15, 2009, with earlier application permitted. The Company has provided the interim disclosures.
3. Trade Accounts Receivable
A summary of trade accounts receivable and customers that represented 10% or more of trade accounts receivable follows:

	December 31,	March 28,
	2008	2009
Trade accounts receivable	$64,183	$74,339
Billable trade receivables	48,657	44,456
Unbilled trade receivables pending contract authorization and retainage	15,797	12,909
Other	1,427	550

	130,064	132,254
Allowance for doubtful accounts	(205)	(282)

Trade accounts receivable, net	$129,859	$131,972

Trade accounts receivable from major customers
Department of Health and Human Services	41%	34%
Department of Education	10%	18%
4. Intangible Assets
A summary of intangible assets follows:

	Weighted
	Average Life	December 31,	March 28,
	(in years)	2008	2009
Customer relationships	10.8	$205,724	$205,724
Intellectual property	Indefinite	11,178	11,178
Other	4	658	658

		217,560	217,560
Accumulated amortization		(39,561)	(44,893)

		$177,999	$172,667

Amortization of intangible assets was $5,332 for the three months ended March 28, 2009, and $5,235 for the three months ended March 29, 2008. Amortization of the unamortized balance of intangible assets is scheduled as follows:

Years Ending December 31
2009 (nine months)	$15,994
2010	21,326
2011	20,954
2012	20,791
2013	20,791
Thereafter	61,633

$161,489

5. Long-Term Debt
A summary of long-term debt follows:

	December 31,	March 28,
	2008	2009
Senior secured credit facility
Term loan, due February 14, 2013, with interest at variable rates	$230,366	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	$420,366	$420,366

Scheduled maturities of long-term debt
2009		$—
2010		1,781
2011		2,375
2012		2,375
2013		223,835
2014		—
2015		190,000

		$420,366

Senior Secured Credit Facility
At March 28, 2009, the senior secured credit facility consisted of a term loan of $230,366 due February 14, 2013, and an available revolving credit facility of up to $50,000 that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at March 28, 2009 or December 31, 2008. A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. The term loan is scheduled to be repaid in 11 quarterly installments of $594 beginning June 2010 with the balance due February 14, 2013. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the year ended December 31, 2008, no mandatory payment was required for 2009. Since the excess cash flow requirement is based on annual cash flow, it is not possible at the present time to estimate the amount, if any, that would become payable in March 2010 or subsequent years.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of March 28, 2009, the Company was in compliance with the affirmative and negative covenants.

The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness (as defined) reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for unusual and non-recurring items) for a twelve-month period. As of March 28, 2009, the consolidated leverage ratio was 5.69 to 1, compared with the maximum allowable ratio of 6.50 to 1 applicable to the period. Accordingly, the Company was in compliance with the financial covenant.
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
6. Derivative Instruments, Hedging Activities and Financial Instruments
In the normal course of business, the Company uses derivative financial instruments to manage interest rate risk and certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts are used as cash-flow hedges of exchange rate risk associated with committed purchases of equipment and supplies. The Company does not enter into derivative transactions for trading or speculative purposes.
Derivatives can involve credit risk from the possible non-performance by counterparties. However, credit risk is limited to the fair value of derivative contracts that are favorable to the Company and its subsidiaries. At March 28, 2009, the fair values of derivative contracts were recorded as liability positions and there was no credit risk of non-performance by counterparties.
As long as the derivative financial instrument qualifies as a cash-flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and is subsequently reclassified to income in the period or periods in which the hedged transaction affects income. At March 28, 2009, the Company was a party to the following derivative financial instruments:

	Notional
Derivative Financial Instruments	Amount	Description
Interest rate swap agreements	$185,000	Pay fixed and receive variable

Foreign currency forward contracts	$4,559	Purchase U.S. Dollars and exchange Mexican Peso

Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At March 28, 2009, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $185,000 as follows:

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
The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $8,522 at March 28, 2009, of which $7,939 represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The ineffective portion is charged to interest expense and was not material.
Foreign Currency Contracts
The Company’s subsidiary, Vangent Mexico, S.A. de C.V., entered into foreign currency exchange contracts with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in the U.S dollar/peso exchange rate. Under the contracts, the Company exchanges pesos for U.S. dollars at fixed exchange rates. At March 28, 2009, the total notional amount of the contracts to receive-dollars/pay-pesos was $4,559.
The Company documented its risk management objective and nature of the risks being hedged and has designated the foreign currency contracts as a cash flow hedge at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the foreign currency contracts and the related forecasted purchases of equipment. The fair value of the liability for the foreign currency contracts was $283 at March 28, 2009, and represents an unrealized loss reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
Fair Value Measurements
SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, summarized as follows:
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

The fair value of interest rate swap agreements to pay fixed and to receive variable interest and the fair value of foreign currency forward contracts are based on quoted prices for similar liabilities in active markets. A summary of the bases used to measure certain financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	December 31,	March 28,
	2008	2009
Total assets	$—	$—

Liabilities:
Level 1 — Quoted prices in active markets for identical items	—	—
Level 2 — Significant other observable inputs	9,342	8,805
Level 3 — Significant unobservable inputs	—	—

Total liabilities	$9,342	$8,805

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require expanded disclosures about how and why a company engages in derivative and hedging activities, how derivative instruments and related hedged items are accounted for, and their effect on financial position and results of operations for each major type of derivative instrument, including interest rates, foreign exchange, equity, commodity, and credit contracts. The new disclosure standards became effective January 1, 2009, and the Company is providing a tabular disclosure of the fair values of derivative instruments reported in the balance sheets and the effect of derivative instruments on the statements of operations, as follows:

Statements of Operations Data
Location of Gain
(Loss)
		Location of		Recognized in	Amount of Gain
		Gain (Loss)		Income on	(Loss) Recognized
		Reclassified		Derivative	in Income on
		from		(Ineffective	Derivative
Derivatives in		Accumulated	Amount of Gain (Loss)	Portion and	(Ineffective
SFAS No. 133	Amount of Gain (Loss)	OCI into	Reclassified from	Amount	Portion and
Cash Flow	Recognized in OCI on	Income	Accumulated OCI into	Excluded from	Amount Excluded
Hedging	Derivative (Effective	(Effective	Income (Effective	Effectiveness	from Effectiveness
Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 28, 2009		March 28, 2009		March 28, 2009
Interest rate swap agreements	$(374)	Interest expense	$(1,209)	Interest expense	$25

Foreign currency contracts	(283)	Cost of revenue	—	Cost of revenue	—

	$(657)		$(1,209)		$25

Balance Sheet Data
	Balance	Fair Value of Liability Derivatives
Derivatives Designated as Hedging	Sheet	December 31,	March 28,
Instruments under SFAS No.133	Location	2008	2009

Interest rate swap agreements
Current portion	Accrued expenses	$6,063	$6,238

Non-current portion	Other long-term liabilities	3,279	2,284

		$9,342	$8,522

Foreign currency forward contracts	Accrued expenses	$—	$283

Financial Instruments
The fair value of financial instruments at March 28, 2009, follows:

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$230,366	$230,366
9 5/8% senior subordinated notes, due February 15, 2015	190,000	123,500

	$420,366	$353,866

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities	$6,238	$6,238
Long-term liabilities	2,284	2,284

	$8,522	$8,522

Foreign currency forward contracts
Short-term liabilities	$283	$283

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At March 28, 2009, the quoted market price was 65 reflecting a yield of 20%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, approximates fair value due to their short term nature.
7. Income Taxes
The provision for income taxes amounted to $1,625 for the three months ended March 28, 2009, and is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance of $728 against U.S. deferred tax assets. The tax valuation allowance results primarily from the effect on the U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at March 28, 2009 will not be realizable. A full valuation allowance has been provided against U.S. deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not, and, pursuant to SFAS No. 141(R), Business Combinations, any such reversal would be reflected as a reduction to the provision for income taxes.

The net deferred tax liability aggregated $10,857 at March 28, 2009, and relates to an indefinite lived asset (goodwill) that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at March 28, 2009. Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.
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
8. Commitments and Contingencies
Loss of Data
In September 2007, the Company became aware of an event which could have led to the loss of third party confidential information. As of March 28, 2009, the Company has incurred costs of $5,228 to mitigate the risk of damages to any third party as a result of the loss. A receivable of $4,013 for the portion of costs that are expected to be recoverable under the Company’s professional liability insurance is included in other receivables in the consolidated balance sheet as of March 28, 2009. In April 2009, the Company collected $2,672 of insurance proceeds, and the Company continues to expect that the remaining $1,341 will be recovered under its professional liability insurance.
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
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At March 28, 2009, the outstanding balance of grants of Class B membership interests represented 5.2% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holdings, LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% in the aggregate.

A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follow:

	Class B		Fair Value of
	Membership	Class B	Class B
	Interests	Membership	Membership
	Available for	Interests	Interests at Date
	Grant	Outstanding	of Grant
Balance, December 31, 2007	2.6%	4.9%	$5,492
Granted	(1.5)	1.5	1,127
Forfeited	0.8	(0.8)	(940)

Balance, December 31, 2008	1.9%	5.6%	$5,679
Granted	—	—	—
Forfeited	0.4	(0.4)	(298)

Balance, March 28, 2009	2.3%	5.2%	$5,381

In accordance with SFAS No. 123R, Share-Based Payments, Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award. Equity-based compensation expense amounted to $253 for the three months ended March 28, 2009, and $247 for the corresponding period in 2008. The unamortized amount of equity-based compensation expense was $3,166 at March 28, 2009, and amortization is scheduled as follows:

Years Ending December 31
2009 (remaining nine months)	$777
2010	1,036
2011	1,036
2012	267
2013	50

$3,166

10. Related Party Transactions
Vangent pays an annual management fee of $1,000 to Veritas Capital for general business management, financial, strategic and consulting services, of which $250 was paid for the three months ended March 28, 2009, along with fees of $20 for advisory services and expenses. An affiliate of Veritas Capital provided services of $47 to Vangent for the three months ended March 28, 2009.
Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.

11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and a summary of the changes for hedging activities follows:

	December 31,	March 28,
	2008	2009
Effect of hedging activities, net of tax:
Interest rate swap agreements	$(8,774)	$(7,939)
Foreign currency contracts	—	(283)

	(8,774)	(8,222)
Foreign currency cumulative translation adjustment	(4,361)	(4,700)

	$(13,135)	$(12,922)

Summary of hedging activity
Balance, December 31, 2008		$(8,774)
Change in fair value		(657)
Reclassification to interest expense		1,209
Reclassification to cost of revenue		—

Balance, March 28, 2009		$(8,222)

12. Business Segments and Major Customers
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Vangent reports operating results and financial data for three business segments: the Government Group; the Human Capital Group; and the International Group. Government Group customers are primarily U.S. federal agencies. The Government Group assists civilian, defense and intelligence agencies as well as government-related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission-critical systems and delivers a wide range of business process outsourcing solutions. The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce. The International Group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers.
Vangent evaluates the performance of its operating segments based on operating income, but does not measure revenue or operating income by its major service offerings either for internal management or external financial reporting purposes.

Summarized financial information for business segments and major customers follows:

	Three Months Ended
	March 29,	March 28,
	2008	2009
Revenue by business segment
Government Group	$117,132	$117,766
International Group	18,791	14,318
Human Capital Group	7,552	6,493
Elimination	—	(1,105)

Total revenue	$143,475	$137,472

Operating income (loss) by business segment
Government Group	$8,417	$12,500
International Group	235	(696)
Human Capital Group	(11)	(591)

	8,641	11,213
Corporate (1)	(247)	(253)

Total operating income by business segment	8,394	10,960
Interest expense, net	8,950	8,371

Income (loss) before income taxes	$(556)	$2,589

Depreciation and amortization
Government Group	$6,777	$7,014
International Group	1,198	960
Human Capital Group	444	372

Total depreciation and amortization	$8,419	$8,346

Revenue from major customers as a percent of total revenue
Department of Health and Human Services	48%	45%
Department of Education	17%	19%

(1)	Corporate represents equity-based compensation expense.

13. Condensed Company and Non-Guarantor Financial Information
In connection with the acquisition by Veritas Capital and the related financing, Vangent Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. The following subsidiaries of the Issuer do not guarantee the notes (“Non-Guarantors”): Vangent Canada Limited; Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Vangent, Ltd. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non- Guarantors follow:
Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets

	December 31, 2008				March 28, 2009
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$15,519	$5,615	$—	$21,134	$3,750	$5,058	$—	$8,808
Trade receivables, net	117,453	12,406	—	129,859	120,168	11,804	—	131,972
Other receivables and prepaid items	9,116	3,297	—	12,413	8,910	5,402	—	14,312

Total current assets	142,088	21,318	—	163,406	132,828	22,264	—	155,092
Property and equipment, net	21,238	5,914	—	27,152	19,867	7,149	—	27,016
Intangible assets, net	166,216	11,783	—	177,999	161,059	11,608	—	172,667
Goodwill	261,327	25,539	—	286,866	261,327	25,539	—	286,866
Deferred debt financing costs	10,197	—	—	10,197	9,648	—	—	9,648
Other	423	231	—	654	526	252	—	778
Investment in and advances to Non-Guarantor subsidiaries	56,162	—	(56,162)	—	56,081	—	(56,081)	—

Total assets	$657,651	$64,785	$(56,162)	$666,274	$641,336	$66,812	$(56,081)	$652,067

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$65,357	$7,815	$—	$73,172	$52,679	$9,279	$—	$61,958
Accrued interest	8,304	—	—	8,304	3,347	—	—	3,347
Deferred tax liability	3,962	—	—	3,962	3,467	—	—	3,467
Advance payments on contracts	1,952	743	—	2,695	1,524	769	—	2,293

Total current liabilities	79,575	8,558	—	88,133	61,017	10,048	—	71,065
Long-term debt, net of current portion	420,366	—	—	420,366	420,366	—	—	420,366
Other long-term liabilities	7,814	160	(95)	7,879	6,496	1,444	(761)	7,179
Deferred tax liability	5,259	—	—	5,259	7,390	—	—	7,390

Total liabilities	513,014	8,718	(95)	521,637	495,269	11,492	(761)	506,000
Stockholder’s equity	144,637	56,067	(56,067)	144,637	146,067	55,320	(55,320)	146,067

Total liabilities and stockholder’s equity	$657,651	$64,785	$(56,162)	$666,274	$641,336	$66,812	$(56,081)	$652,067

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations

	Three Months Ended March 29, 2008				Three Months Ended March 28, 2009
		Non-				Non-
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Revenue	$124,782	$18,693	$—	$143,475	$123,237	$14,235	$—	$137,472
Cost of revenue	101,125	16,041	—	117,166	98,967	12,937	—	111,904

Gross profit	23,657	2,652	—	26,309	24,270	1,298	—	25,568
General and administrative expenses	12,766	1,018	—	13,784	9,539	752	—	10,291
Selling and marketing expenses	3,281	850	—	4,131	3,652	665	—	4,317

Operating income (loss)	7,610	784	—	8,394	11,079	(119)	—	10,960
Interest (income) expense, net	8,992	(42)	—	8,950	8,349	22	—	8,371

Income (loss) before income taxes	(1,382)	826	—	(556)	2,730	(141)	—	2,589
Provision (benefit) for income taxes	1,512	356	—	1,868	1,637	(12)	—	1,625
Equity in net income (loss) of Non-Guarantor subsidiaries	470	—	(470)	—	(129)	—	129	—

Net income (loss)	$(2,424)	$470	$(470)	$(2,424)	$964	$(129)	$129	$964

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows

	Three Months Ended March 29, 2008				Three Months Ended March 28, 2009
		Non				Non
	Issuer	Guarantors	Eliminations	Total	Issuer	Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	$2,455	$1,101	$—	$3,556	$(10,608)	$782	$—	$(9,826)
Net cash used in investing activities	(1,368)	(202)	—	(1,570)	(1,091)	(1,218)	—	(2,309)
Net cash used in financing activities	(5,599)	—	—	(5,599)	(70)	(12)	—	(82)
Effect of exchange rate changes on cash and cash equivalents	—	20	—	20	—	(109)	—	(109)

Net increase (decrease) in cash and cash equivalents	(4,512)	919	—	(3,593)	(11,769)	(557)	—	(12,326)
Cash and cash equivalents, beginning of period	19,022	7,071	—	26,093	15,519	5,615	—	21,134

Cash and cash equivalents, end of period	$14,510	$7,990	$—	$22,500	$3,750	$5,058	$—	$8,808

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2008.
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of March 28, 2009, our total contract backlog was $1,513.2 million.
We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group. Our two largest customers are the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”), representing 45% and 19% of revenue for the three months ended March 28, 2009, and 47% and 16% of revenue for the year ended December 31, 2008, respectively.
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
Nature of our Contracts
Contracts funded by U.S. government agencies represented 75% of our total revenue for 2008. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2008, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
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

We have cost-plus, fixed-price and time and materials contracts. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended
	March 29,	March 28,
	2008	2009
Cost-plus	49%	50%
Fixed-price	47%	45%
Time and materials	4%	5%

	100%	100%

Contract Backlog
Total contract backlog is the amount of revenue we expect to realize over the remaining term of our contracts. We do not include in backlog contract ceiling values under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts. Funded backlog is the portion for which funding has been authorized. Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years. A summary of contract backlog by business segment follows (in millions):

	December 31, 2008				March 28, 2009
	Total		Funded		Total	Funded
Government Group	$1,250.9	(1)	$173.2	(1)	$1,149.5	$136.1
International Group	360.3		262.8		346.5	258.0
Human Capital Group	16.7		16.7		17.2	13.4

	$1,627.9	(1)	$452.7	(1)	$1,513.2	$407.5

(1)	Reflects a revision to reduce total contract backlog and funded backlog by $70.1 million, compared with amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended
	March 29,	March 28,	Increase
	2008	2009	(Decrease)
Statements of Operations Data
Revenue	$143,475	$137,472	$(6,003)
Cost of revenue	117,166	111,904	(5,262)

Gross profit	26,309	25,568	(741)
General and administrative expenses	13,784	10,291	(3,493)
Selling and marketing expenses	4,131	4,317	186

Operating income	8,394	10,960	2,566
Interest expense, net	8,950	8,371	(579)

Income (loss) before income taxes	(556)	2,589	3,145
Provision for income taxes	1,868	1,625	(243)

Net income (loss)	$(2,424)	$964	$3,388

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%
Cost of revenue	81.7	81.4

Gross profit margin	18.3	18.6
General and administrative expenses	9.5	7.5
Selling and marketing expenses	2.9	3.1

Operating income	5.9	8.0
Interest expense, net	6.3	6.1

Income (loss) before income taxes	(0.4)	1.9
Provision for income taxes	1.3	1.2

Net income (loss)	(1.7)%	0.7%

Three Months Ended March 28, 2009 and March 29, 2008
Revenue
HHS represented 45% of total revenue and DoED represented 19% of total revenue for the three months ended March 28, 2009, compared with 48% and 17%, respectively, for the corresponding period in 2008.
The decline in total revenue of $6.0 million, or 4%, for the three months ended March 28, 2009, compared with the corresponding period in 2008 reflects revenue reductions of $4.5 million for the International Group segment and $1.1 million for the Human Capital Group segment, partially offset by an increase of $0.6 million for the Government Group segment. Refer to the Business Segment section for discussion of revenue by segment.
Cost of Revenue
Cost of revenue declined $5.3 million, or 4%, for the three months ended March 28, 2009, compared with the corresponding period in 2008. The reduction primarily reflects the effect of changes in foreign exchange rates that reduced costs of the International Group segment by $3.6 million and cost savings from the use of our own employees in lieu of subcontractors on certain projects.

Gross Profit
Gross profit declined $0.7 million, or 3%, for the three months ended March 28, 2009, compared with the corresponding period in 2008. The gross profit margin, or the ratio of gross profit to revenue, was 18.6%, compared with 18.3% for the corresponding period in 2008.
General and Administrative Expenses
General and administrative expenses declined $3.5 million, or 25%, for the three months ended March 28, 2009, compared with the corresponding period in 2008. Expenses represented 7.5% of revenue, compared with 9.5% for the corresponding period in 2008. Expenses in the 2008 period included a net charge of $2.0 million resulting from the settlement of a contract dispute. In addition, there were no expenses accrued for annual incentive compensation awards for the three months ended March 28, 2009, compared with $0.9 million accrued for the corresponding period in 2008. Legal and other consulting fees declined $0.9 million, compared with the corresponding period in 2008, primarily due to the inclusion of expenses relating to the contract dispute settlement in the 2008 period.
Selling and Marketing Expenses
Selling and marketing expenses were $4.3 million or 3% of revenue for the three months ended March 28, 2009, about the same as for the corresponding period in 2008.
Operating Income
Total operating income increased $2.6 million, or 31%, for the three months ended March 28, 2009, compared with the corresponding period in 2008. The operating income margin, or the ratio of operating income to revenue, increased to 8%, compared with 6% for the corresponding period in 2008. The increase in operating income primarily reflects the reduction of $3.5 million in general and administrative expenses.
Interest Expense, Net
Interest expense is accrued on borrowings in connection with the acquisition of the Company in February 2007. Debt at March 28, 2009 consisted of (i) a variable-rate term loan of $230.4 million under the senior secured credit facility, of which $185.0 million was hedged under interest rate swap agreements to pay fixed and receive variable, and (ii) $190.0 million of 9 5/8% senior subordinated notes due 2015. The average level of borrowings for the three months ended March 28, 2009 was $420.4 million, compared with $428.1 million for the corresponding period in 2008. The unhedged portion of the term loan averaged $38.9 million, compared with $105.8 million for the corresponding period in 2008.
Net interest expense was $0.6, or 6%, lower for the three months ended March 28, 2009, compared with the corresponding period in 2008. A reduction in variable interest rates on the unhedged portion of the term loan reduced interest expense by $0.2 million, as rates on the unhedged portion of the term loan declined by an average of 2.47% % (247 basis points), compared with the corresponding period in 2008. In addition, there were two less days in the Company’s fiscal quarter in 2009. Interest income declined $0.2 million.
Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Three Months Ended
	March 29,	March 28,
	2008	2009
Provision (benefit) for income taxes excluding tax valuation allowance	$(410)	$897
Tax valuation allowance	2,278	728

Total provision for income taxes	$1,868	$1,625

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at March 28, 2009 will not be realizable. Therefore, a valuation allowance has been provided. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.

Net Income (Loss)
Net income was $1.0 million for the three months ended March 28, 2009, compared with a net loss of $2.4 million for the corresponding period in 2008. The change primarily reflects the reduction of $3.5 million in general and administrative expenses.
Business Segments
A summary of revenue and operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended
	March 29,	March 28,	Increase
	2008	2009	(Decrease)
Revenue by business segment
Government Group	$117,132	$117,766	$634
International Group	18,791	14,318	(4,473)
Human Capital Group	7,552	6,493	(1,059)
Elimination	—	(1,105)	(1,105)

	$143,475	$137,472	$(6,003)

Business segment revenue as a percent of total revenue
Government Group	81.6%	85.7%
International Group	13.1	10.4
Human Capital Group	5.3	4.7
Other	—	(0.8)

	100.0%	100.0%

Operating income (loss) by business segment
Government Group	$8,417	$12,500	$4,083
International Group	235	(696)	(931)
Human Capital Group	(11)	(591)	(580)

	8,641	11,213	2,572
Corporate	(247)	(253)	(6)

	$8,394	$10,960	$2,566

Operating income (loss) as a percent of revenue
Government Group	7.2%	10.6%
International Group	1.3%	(4.9)%
Human Capital Group	(0.1)%	(9.1)%

Government Group
Government Group revenue of $117.8 million for three months ended March 28, 2009, was $0.6 million, or 1%, higher than the corresponding period in 2008. Revenue from Department of Defense (“DoD”) contracts increased $4.0 million due to new contracts, including our Traumatic Brain Injury contract with DoD’s Military Health System, partially offset by reductions from completed contracts. Revenue from Department of Labor contracts increased $2.3 million reflecting the new EFAST 2 contract relating to ERISA filings. Revenue from Department of State contracts increased $1.9 million reflecting initial work on the new National Passport Information Center contract. Revenue from Department of Commerce contracts increased $1.5 million reflecting increased work on a U.S. census contract. The increases were partially offset by a reduction of $7.4 million in revenue from HHS contracts resulting primarily from lower prescription drug enrollment call volume under Medicare contracts caused by the high level of enrollments at the end of 2007 that were extended into the first quarter of 2008. In addition, revenue from commercial health contracts declined $2.3 million due to partial completion of a contract.
Government Group operating income increased $4.1 million, or 49%, and operating margin increased to 10.6% for the three months ended March 28, 2009, compared with 7.2% for the corresponding period in 2008 that had included a net charge of $2.0 million resulting from the settlement of a contract dispute. Other factors contributing to the increase in operating income were improved margins on fixed-priced contracts, increased use of our own employees in lieu of subcontractors, and lower incentive compensation expense.
International Group
International Group revenue for the three months ended March 28, 2009, declined $4.5 million, or 24% compared with the corresponding period in 2008. International Group revenue is denominated in multiple foreign currencies (primarily those of the United Kingdom, Canada, Mexico and South America) and is significantly affected by foreign currency exchange rate fluctuations. Beginning in the fourth quarter of 2008, the U.S. dollar strengthened against many currencies. This trend continued in the first quarter of 2009 and resulted in a decline in revenue from the International Group of $4.1 million, or 22%. Measured in the local or functional currencies of the international operations, revenue from the International Group declined 2%, primarily due to a contract in Venezuela that ended in December 2008.
The International Group operating loss was $0.7 million for the three months ended March 28, 2009, compared with operating income of $0.2 million for the corresponding period in 2008. Operating results were reduced by start-up costs of $0.5 million relating to a new contract with Mexico’s Social Security agency, a net reduction of $0.2 million from a contract in Venezuela that ended in December 2008, and a net reduction of $0.2 million related to changes in foreign currency exchange rates.
Human Capital Group
Human Capital Group revenue declined $1.1 million, or 14%, for the three months ended March 28, 2009, compared with the corresponding period in 2008 reflecting lower assessment product sales for various commercial customers, due in part to overall economic conditions and reductions in customer hiring patterns. The decline was partially offset with revenue from a new contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure.
The Human Capital Group operating loss was $0.6 million for the three months ended March 28, 2009, compared with breakeven results for the corresponding period in 2008. The operating loss reflects the 14% decline in revenue.
Liquidity and Capital Resources
Our primary source of liquidity has been available cash and cash equivalents, a line of credit available under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $8.8 million and availability under the revolving line of credit was $50.0 million at March 28, 2009. Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled interest payments relating to debt, scheduled lease payments, noncancelable purchase commitments, and planned capital expenditures.
Cash and cash equivalents of $8.8 million are composed of cash in bank accounts and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Our long-term debt was $420.4 million at March 28, 2009, and matures in the years 2013 and 2015. Debt repayments will require a significant amount of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. In view of current credit market conditions, our credit ratings, and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

Working Capital
A summary of working capital follows (in thousands):

	December 31,	March 28,
	2008	2009
Cash and cash equivalents	$21,134	$8,808
Trade receivables, net	129,859	131,972
Other receivables and prepaid items	12,413	14,312
Accounts payable and accrued expenses	(73,172)	(61,958)
Accrued interest payable	(8,304)	(3,347)
Deferred tax liability	(3,962)	(3,467)
Advance payments on contracts	(2,695)	(2,293)

Working capital	$75,273	$84,027

Cash Flows
A summary of net cash flows follows (in thousands):

	Three Months Ended
	March 29,	March 28,
	2008	2009
Net cash flows provided by (used in)
Operating activities	$3,556	$(9,826)
Investing activities	(1,570)	(2,309)
Financing activities	(5,599)	(82)
Operating Activities
In assessing cash flows from operating activities, particularly when compared to prior periods, we consider several principal factors including: earnings after adjusting for non-cash charges, such as amortization of intangibles, depreciation and amortization of property and equipment and deferred income taxes, the extent to which trade and other receivables increase or decrease based primarily on the timing of collections from customers, the extent to which accounts payable and accrued liabilities increase or decrease, and changes in accrued interest on our indebtedness.
Net cash used in operating activities was $9.8 million for the three months ended March 28, 2009, compared to net cash provided by operating activities of $3.6 million for the corresponding period in 2008, a net decline of $13.4 million. Earnings adjusted for non-cash charges, primarily depreciation and amortization, generated cash flow of $11.1 million for the three months ended March 28, 2009, compared with $7.8 million for the corresponding period in 2008, an increase of $3.3 million, or 42%.
Trade and other receivables increased $3.7 million for the three months ended March 28, 2009, and the increase contributed to the use of cash flow for operating activities. The amount of trade receivables at March 28, 2009, reflects an increase of 13 days in DSO (days sales outstanding ), compared with December 31, 2008. The increase in DSO primarily reflects delays in billings and collections from two customers. The outstanding receivables from the two customers were collected in April 2009. For the corresponding period in 2008, trade and other receivables had declined $14.0 million primarily as a result of the timing of collections from customers, and the reduction contributed to the net cash provided by operating activities for the period.

A reduction of $11.7 million in accounts payable and accrued liabilities also increased the use of cash flow for operating activities for the three months ended March 28, 2009, whereas an increase of $15.0 million contributed to cash flow for the corresponding period in 2008. The changes were caused primarily by the timing of payments, the payment of incentive compensation during the three months ended March 28, 2009 and a reduction in the use subcontractors in the three months ended March 28, 2009, compared with the corresponding period in 2008.
Investing Activities
Capital expenditures of $2.3 million for the three months ended March 28, 2009, and $1.6 million for the corresponding period in 2008 represent contractual and general infrastructure requirements. Capital expenditures of up to $17.5 million are expected for the year 2009 due to requirements to expand facilities to support growth in certain long-term contracts.
Financing Activities
Net cash used in financing activities of $5.6 million for the three months ended March 29, 2008, reflects a mandatory debt prepayment of $5.5 million under the senior secured credit facility based on a percentage of annual excess cash flow for the preceding year.
Long-Term Debt
At March 28, 2009, the senior secured credit facility consisted of a term loan of $230.4 million due February 14, 2013, and an available revolving credit facility of up to $50.0 million that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at March 28, 2009 or December 31, 2008. A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility. Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.
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
The debt agreements contain various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio. As of March 28, 2009, the Company was in compliance with the affirmative and negative covenants.
The consolidated leverage ratio is the most restrictive financial covenant. The consolidated leverage ratio, as defined, is based on consolidated indebtedness (as defined) reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation amortization, and non-cash equity-based compensation adjusted for unusual and non-recurring items) for a twelve-month period. As of March 28, 2009, the consolidated leverage ratio was 5.69 to 1, compared with the maximum allowable ratio of 6.50 to 1 applicable to the period. Accordingly, the Company was in compliance with the financial covenant.

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
The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $8.5 million at March 28, 2009, of which $7.9 million represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
Credit Ratings
The debt-to-equity ratio was 2.88 at March 28, 2009, compared with 2.91 at December 31, 2008. The most recent ratings were assigned by Standard and Poor’s in November 2008 and by Moody’s Investor Services in January 2009, as follows:

Standard &
	Poor’s	Moody’s
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B2
Outlook	Stable	Negative

Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements and contracts at March 28, 2009, follow (in millions):

		Payments Due by Period
		2009
		(remaining	2010 and	2012 and
	Total	nine months)	2011	2013	Thereafter
Long-term debt:
Term loan under senior secured credit facility (1)	230.4	$—	$4.2	$226.2	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0
Interest relating to long-term debt (2)	151.3	20.0	57.5	46.4	27.4
Operating and capital leases	67.4	13.5	25.4	14.6	13.9
Purchase commitments (3)	22.6	11.5	11.1	—	—

	$661.7	$45.0	$98.2	$287.2	$231.3

(1)	There were no borrowings under the revolving credit facility at March 28, 2009. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory prepayments resulting from excess cash flow.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility, the related interest rate swaps, and the fixed rate of 9 5/8 % for the senior subordinated notes.

(3)	Purchase commitments represent the minimum noncancelable obligations under service agreements, consisting primarily of information technology and telecommunications services.
Variable Interest Entities
The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008. The joint ventures provide subcontracting services under foreign government agency programs. The joint ventures are fully consolidated in the Company’s consolidated financial statements. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund the joint venture’s working capital requirements. Over the next twelve months, the Company does not expect any material adverse impact to its consolidated financial condition or results of operations resulting from its performance guaranty under the fixed-priced subcontract or its working capital commitment.
Off-Balance Sheet Arrangements
As of March 28, 2009, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $67.4 million.
Critical Accounting Policies
The critical accounting estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s annual report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the critical accounting estimates: revenue recognition and cost estimation on long-term contracts; intangible assets; goodwill; litigation and contingencies; equity-based compensation; and income taxes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments
The fair value of financial instruments at March 28, 2009 was as follows (in millions):

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under senior secured credit facility	$230.4	$230.4
9 5/8% senior subordinated notes, due February 15, 2015	190.0	123.5

	$420.4	$353.9

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities	$6.2	$6.2
Long-term liabilities	2.3	2.3

	$8.5	$8.5

Foreign currency forward contracts
Short-term liabilities	$0.3	$0.3

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices, and the fair value changes based on market conditions and changes in interest rates. Based on the quoted price of 65 and yield of 20% at March 28, 2009, a reduction of 5% (500 basis points) in yield would increase the fair value of the senior subordinated notes by 22%. The fair value of the interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar liabilities in active markets. A change of 1% (100 basis points) in variable interest rates would, as of March 28, 2009, change the fair value of the interest rate swaps by 39%. The fair value of other financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable and accrued expenses, approximate fair value due to their short term nature.
Interest Rate Risk
We are subject to interest rate risk in connection with cash and cash equivalents, the unhedged portion of the variable-rate term loan, and the available revolving credit facility under the senior secured credit facility. At March 28, 2009, cash and cash equivalents amounted to $8.8 million, the unhedged portion of the variable-rate term loan was $45.4 million, and $50.0 million was available under the revolving credit facility. A change of 1% (100 basis points) in variable interest rates would result in an increase/decrease of $0.5 million in annual interest expense for the unhedged portion of the variable-rate term loan.
Foreign Currency Risk
Changes in foreign currency exchange rates affect the reported operating results of the International Group. Foreign operations use their local currency as their functional currency. Changes in exchange rates of foreign currencies vs. the U.S. dollar resulted in a reduction of $0.2 million in operating income for the three months ended March 28, 2009, compared with the corresponding period in 2008.
Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-unit price and time and materials contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance. Consequently, since costs and revenue include an inflationary increase that has been commensurate with the general economy where we operate, our gross margin expressed as a percentage of revenue has not been significantly impacted by inflation.

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
Changes in Internal Control over Financial Reporting
During the three months ended March 28, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.
ITEM 1A. RISK FACTORS
There have been no material changes in the information relating to risk factors reported in our annual report on Form 10-K for the year ended December 31, 2008.
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

Vangent, Inc.
May 6, 2009	/s/ James C. Reagan
James C. Reagan
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.