Form 10-Q
period 2009-06-27
Vangent, Inc.
filed 2009-08-11
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 27, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at June 27, 2009.

VANGENT, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 27, 2009 and December 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2009 and June 28 2008 (unaudited)	4

Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the six months ended June 27, 2009 and June 28, 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2009 and June 28, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4T. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	33

Item 6. Exhibits	33

Signature	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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
Vangent, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per-share amounts)
(unaudited)

	June 27,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$21,765	$21,134
Trade receivables, net	124,755	129,859
Prepaid expenses	8,831	6,134
Deferred contract costs	4,693	—
Other current assets	6,476	6,279

Total current assets	166,520	163,406

Property and equipment, net	29,390	27,152
Intangible assets, net	167,336	177,999
Goodwill	286,866	286,866
Deferred debt financing costs, net	9,106	10,197
Other assets	1,081	654

Total assets	$660,299	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$67,369	$73,172
Accrued interest payable	7,896	8,304
Deferred tax liability	3,721	3,962
Advance payments on contracts	2,282	2,695

Total current liabilities	81,268	88,133

Long-term debt	420,366	420,366
Other long-term liabilities	7,728	7,879
Deferred tax liability	8,782	5,259

Total liabilities	518,144	521,637

Commitments and contingencies (Note 7)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	206,839	206,328
Accumulated other comprehensive loss	(10,980)	(13,135)
Accumulated deficit	(53,704)	(48,556)

Total stockholder’s equity	142,155	144,637

Total liabilities and stockholder’s equity	$660,299	$666,274

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenue	$141,010	$123,934	$278,482	$267,409

Cost of revenue	122,271	105,934	234,175	223,100

Gross profit	18,739	18,000	44,307	44,309

General and administrative expenses	10,544	12,473	20,835	26,257

Selling and marketing expenses	4,565	4,075	8,882	8,206

Operating income	3,630	1,452	14,590	9,846

Interest expense	8,559	8,958	16,959	18,176

Interest income	(64)	(181)	(93)	(449)

Loss before income taxes	(4,865)	(7,325)	(2,276)	(7,881)

Provision for income taxes	1,247	1,228	2,872	3,096

Net loss	$(6,112)	$(8,553)	$(5,148)	$(10,977)

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)
(in thousands, except share amounts)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2008	100	$—	$206,328	$(13,135)	$(48,556)	$144,637
Effect of hedging activities, net of tax	—	—	—	905	—	905
Foreign currency translation adjustment	—	—	—	1,250	—	1,250
Net loss	—	—	—	—	(5,148)	(5,148)

Total comprehensive loss						(2,993)
Equity-based compensation	—	—	511	—	—	511

Balance, June 27, 2009	100	$—	$206,839	$(10,980)	$(53,704)	$142,155

Balance, December 31, 2007	100	$—	$205,275	$(2,937)	$(22,049)	$180,289
Effect of hedging activities, net of tax	—	—	—	1,334	—	1,334
Foreign currency translation adjustment	—	—	—	313	—	313
Net loss	—	—	—	—	(10,977)	(10,977)

Total comprehensive loss						(9,330)
Equity-based compensation	—	—	592	—	—	592

Balance, June 28, 2008	100	$—	$205,867	$(1,290)	$(33,026)	$171,551

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities
Net loss	$(5,148)	$(10,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	10,663	10,519
Depreciation and amortization	6,116	6,846
Equity-based compensation expense	511	592
Deferred income taxes	3,030	2,913
Changes in operating assets and liabilities:
Trade receivables	6,480	13,493
Prepaid expenses and other assets	(6,617)	(3,856)
Accounts payable and accrued expenses	(8,403)	1,336
Accrued interest payable	(408)	(540)
Advance payments on contracts	(413)	(341)
Other	1,264	1,191

Net cash provided by operating activities	7,075	21,176

Cash flows from investing activities
Acquisition, net of cash acquired	—	(3,936)
Capital expenditures	(6,539)	(5,041)

Net cash used in investing activities	(6,539)	(8,977)

Cash flows from financing activities
Repayment of senior secured term loan	—	(7,834)
Capital lease payments	(163)	(138)

Net cash used in financing activities	(163)	(7,972)

Effect of exchange rate changes on cash and cash equivalents	258	106

Net increase in cash and cash equivalents	631	4,333
Cash and cash equivalents, beginning of period	21,134	26,093

Cash and cash equivalents, end of period	$21,765	$30,426

Supplemental noncash investing and financing activities
Leasehold improvements provided by lessor under operating leases	$347	$2,503

Supplemental cash flow information
Interest paid	$16,446	$17,553
Income taxes paid	624	337
See notes to condensed consolidated financial statements.

Vangent, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands)
(unaudited)
1. Organization and Basis of Presentation
Basis of Presentation
Vangent, Inc. (“Vangent” or “Company”) is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder of Vangent Holding Corp. Vangent Holding LLC is 90% owned by The Veritas Capital Fund III, L.P. and 10% owned by Pearson plc (“Pearson”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to the applicable rules and regulations. The Company believes that all disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.
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
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the private sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The Department of Health and Human Services (“HHS”) represented 43% and the Department of Education (“DoED”) represented 17% of revenue for the six months ended June 27, 2009.
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter.
Variable Interest Entities
The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008 in the United Kingdom and in the United Arab Emirates. The joint ventures provide subcontracting services under foreign government agency programs. The Company has committed to fund the joint ventures’ working capital requirements aggregating $810, and, in the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract. Under both joint venture agreements the Company holds less than a majority ownership interest in the joint ventures, is entitled to a majority of the income and losses of the joint ventures, and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements as follows: revenue of $751 and total net loss of $162 for the six months ended June 27, 2009, and total assets of $826 dedicated to the activities of the joint ventures at June 27, 2009.

The Company has an interest in a joint venture in Argentina that began providing government services in the second quarter of 2009. Under the arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund 50% of the joint venture’s working capital requirements amounting to $588. The Company holds less than a majority ownership interest in the joint venture and is entitled to 50% of the income and losses of the joint venture. The Company has determined that it is not the primary beneficiary of the joint venture. The joint venture is accounted for under the equity method of accounting in the Company’s consolidated financial statements as follows: equity in net income of $74 for the six months ended June 27, 2009, and investment in joint venture of $172 included in other current assets at June 27, 2009.
2. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosure about the fair value of financial instruments in interim financial statements. The Company has provided the interim disclosures.
In June 2009, the FASB approved the FASB Accounting Standards CodificationTM as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (‘GAAP”). The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company does not expect that the Codification will have a material impact on its results of operations or financial position.
In June 2009, the FASB issued SFAS No.165, Subsequent Events. SFAS 165 requires that companies reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date (recognized subsequent events). SFAS 165 prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. The Company has evaluated subsequent events through August 11, 2009, the date of issuance of the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 R, a revision to FASB Interpretation No. 46 R, Consolidation of Variable Interest Entities. The new standard changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new standard becomes effective for the Company on January 1, 2010, and Vangent does not expect it will have a material effect on its results of operations or financial position.
3. Intangible Assets
A summary of intangible assets follows:

	Weighted
	Average Life	June 27,	December 31,
	(in years)	2009	2008
Customer relationships	10.7	$205,724	$205,724
Intellectual property	Indefinite	11,178	11,178
Other	4	658	658

		217,560	217,560
Accumulated amortization		(50,224)	(39,561)

		$167,336	$177,999

Amortization of intangible assets was $10,663 for the six months ended June 27, 2009, and $10,519 for the six months ended June 28, 2008. Amortization of the unamortized balance of intangible assets is scheduled as follows:

Years Ending December 31
2009 (six months)	$10,663
2010	21,326
2011	20,954
2012	20,791
2013	20,791
Thereafter	61,633

$156,158

4. Long-Term Debt
A summary of long-term debt follows:

	June 27,	December 31,
	2009	2008
Senior secured credit facility
Term loan, due February 14, 2013, with interest at variable rates	$230,366	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	$420,366	$420,366

Scheduled maturities of long-term debt
2009		$—
2010		1,781
2011		2,375
2012		2,375
2013		223,835
2014		—
2015		190,000

		$420,366

Senior Secured Credit Facility
At June 27, 2009, the senior secured credit facility consisted of a term loan of $230,366 due February 14, 2013, and an available revolving credit facility of up to $50,000 that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at June 27, 2009. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. As of June 27, 2009, the interest rate under the term loan was 2.92%. The term loan is scheduled to be repaid in 11 quarterly installments of $594 beginning June 2010 with the balance due February 14, 2013. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the year ended December 31, 2008, no mandatory payment was required for 2009. Since the excess cash flow requirement is based on annual cash flow, it is not possible at the present time to estimate the amount, if any, that would become payable in March 2010 or subsequent years.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of June 27, 2009, the Company was in compliance with the affirmative and negative covenants.

The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for unusual and non-recurring items) for a twelve month period. As of June 27, 2009, the consolidated leverage ratio was 5.43 to 1, compared with the maximum allowable ratio of 6.25 to 1 applicable to the period. Accordingly, the Company was in compliance with the financial covenant.
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
5. Derivative Instruments, Hedging Activities and Financial Instruments
In the normal course of business, the Company uses derivative financial instruments to manage interest rate risk and certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts are used as cash-flow hedges of exchange rate risk associated with committed U.S. dollar based purchases of equipment and supplies for projects that generate revenue in foreign currency. The Company does not enter into derivative transactions for trading or speculative purposes.
Derivatives can involve credit risk from the possible non-performance by counterparties. However, credit risk is limited to the fair value of derivative contracts that are favorable to the Company and its subsidiaries. At June 27, 2009, the fair values of derivative contracts were recorded as liability positions and there was no credit risk of non-performance by counterparties.
As long as the derivative financial instrument qualifies as a cash-flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and is subsequently reclassified to income in the period or periods in which the hedged transaction affects income. At June 27, 2009, the Company was a party to the following derivative financial instruments:

	Notional
Derivative Financial Instruments	Amount	Description
Interest rate swap agreements	$185,000	Pay fixed and receive variable

Foreign currency forward contracts	$5,005	Purchase U.S. Dollars and exchange Mexican Pesos

Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At June 27, 2009, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $185,000 as follows:

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
The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $7,803 at June 27, 2009, of which $7,133 represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The ineffective portion is charged to interest expense and was not material.
Foreign Currency Contracts
The Company’s subsidiary, Vangent Mexico, S.A. de C.V., entered into foreign currency exchange contracts with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in the U.S dollar/peso exchange rate. Under the contracts, pesos are exchanged for U.S. dollars at fixed exchange rates. At June 27, 2009, the total notional amount of the contracts to receive-dollars/pay-pesos was $5,005.
The Company documented its risk management objective and nature of the risks being hedged and has designated the foreign currency contracts as a cash flow hedge at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the foreign currency contracts and the related forecasted purchases of equipment, supplies and services. The fair value of the liability for the foreign currency contracts was $678 at June 27, 2009, and represents an unrealized loss that is included in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
Fair Value Measurements
SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, summarized as follows:

•	Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2	Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3	Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value of interest rate swap agreements to pay fixed and to receive variable interest and the fair value of foreign currency forward contracts are based on quoted prices for similar liabilities in active markets. A summary of the bases used to measure certain financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	June 27,	December 31,
	2009	2008
Total assets	$—	$—

Liabilities:
Level 1 — Quoted prices in active markets for identical items	$—	$—
Level 2 — Significant other observable inputs	8,481	9,342
Level 3 — Significant unobservable inputs	—	—

Total liabilities	$8,481	$9,342

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

Statements of Operations Data
Location of Gain
(Loss)
				Recognized in	Amount of Gain
		Location of		Income on	(Loss) Recognized
		Gain (Loss)		Derivative	in Income on
		Reclassified		(Ineffective	Derivative
Derivatives in		from	Amount of Gain (Loss)	Portion and	(Ineffective
SFAS No. 133	Amount of Gain (Loss)	Accumulated	Reclassified from	Amount	Portion and
Cash Flow	Recognized in OCI on	OCI into	Accumulated OCI into	Excluded from	Amount Excluded
Hedging	Derivative	Income	Income	Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 27, 2009		June 27, 2009		June 27, 2009
Interest rate swap agreements	$806	Interest expense	$(1,585)	Interest expense	$23

Foreign currency contracts	(480)	Cost of revenue	(27)	Cost of revenue	—

	$326		$(1,612)		$23

	Six Months Ended		Six Months Ended		Six Months Ended
	June 27, 2009		June 27, 2009		June 27, 2009

Interest rate swap agreements	(1,152)	Interest expense	$(2,793)	Interest expense	48

Foreign currency contracts	(763)	Cost of revenue	(27)	Cost of revenue	—

	$(1,915)		$(2,820)		$48

Balance Sheet Data
Derivatives Designated	Balance	Fair Value of Liability Derivatives
as Hedging Instruments under	Sheet	June 27,	December 31,
SFAS No.133	Location	2009	2008

Interest rate swap agreements
Current portion	Accrued expenses	$5,627	$6,063
Non-current portion	Other long-term liabilities	2,176	3,279

		7,803	9,342
Foreign currency forward contracts	Accrued expenses	678	—

		$8,481	$9,342

Financial Instruments
The fair values of financial instruments at June 27, 2009, follow:

	Carrying Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$230,366	$230,366
9 5/8% senior subordinated notes, due February 15, 2015	190,000	158,413

	$420,366	$388,779

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities	$5,627	$5,627
Long-term liabilities	2,176	2,176

	$7,803	$7,803

Foreign currency forward contracts
Short-term liabilities	$678	$678

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At June 27, 2009, the quoted market price was $83 per $100 reflecting a yield of 14%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, approximates fair value due to their short term nature.
6. Income Taxes
The provision for income taxes amounted to $2,872 for the six months ended June 27, 2009, and is composed of U.S. federal, state and local, and foreign income taxes and reflects a tax valuation allowance of $2,416 against U.S. deferred tax assets. The tax valuation allowance results primarily from the effect on the U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at June 27, 2009 will not be realizable. A full valuation allowance has been provided against U.S. deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not, and, pursuant to SFAS No. 141(R), Business Combinations, any such reversal would be reflected as a reduction to the provision for income taxes.

Deferred tax liabilities aggregated $12,503 at June 27, 2009, and primarily relate to an indefinite lived asset (goodwill) that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at June 27, 2009. Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.
Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent’s income tax returns for 2007 and 2008 are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties, if any, relating to income taxes are charged to the provision for income taxes.
7. Commitments and Contingencies
Loss of Data
In September 2007, the Company became aware of an event which could have led to the loss of third party confidential information. As of June 27, 2009, the Company has incurred costs of $5,345 to mitigate the risk of damages to any third party as a result of such loss. In April 2009, the Company collected $2,672 of insurance proceeds relating to the event. A receivable of $1,286 for the remaining portion of costs that are expected to be recoverable under the Company’s professional liability insurance is included in other assets in the consolidated balance sheet as of June 27, 2009. Of this outstanding receivable, $1,107 was collected in July 2009.
Other
From time to time, the Company enters into contracts with customers where it has joint and several liability with other participants and/or joint-venture parties providing related contract services. Under these arrangements, the Company may assume some responsibility to the customer for the performance by others of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that as of June 27, 2009, it had assumed an aggregate potential liability of $1,400 to its customers for the performance of others under such arrangements. The Company has not been required to make any payments under any of these contracts or arrangements.
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
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At June 27, 2009, the outstanding balance of grants of Class B membership interests represented 5.4% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding, LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% of the profits interest in Vangent Holding LLC in the aggregate.

A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follow:

	Class B		Fair Value of
	Membership	Class B	Class B
	Interests	Membership	Membership
	Available for	Interests	Interests at Date of
	Grant	Outstanding	Grant
Balance, December 31, 2008	1.9%	5.6%	$5,679
Granted	(0.3)	0.3	238
Forfeited	0.5	(0.5)	(406)

Balance, June 27, 2009	2.1%	5.4%	$5,511

At June 27, 2009:
Vested		1.9%
Not yet vested		3.5

		5.4%

In accordance with SFAS No. 123R, Share-Based Payments, Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees and independent directors. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award. Equity-based compensation expense amounted to $511 for the six months ended June 27, 2009, and $592 for the corresponding period in 2008. The unamortized amount of equity-based compensation expense was $3,038 at June 27, 2009, and amortization is scheduled as follows:

Years Ending December 31
2009 (remaining six months)	$524
2010	1,048
2011	1,048
2012	310
2013	97
2014	11

$3,038

9. Related Party Transactions
Vangent pays an annual management fee of $1,000 to Veritas Capital for general business management, financial, strategic and consulting services, of which $500 was paid for the six months ended June 27, 2009, along with fees of $44 for advisory services and expenses. An affiliate of Veritas Capital provided services of $47 to Vangent for the six months ended June 27, 2009.
Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.

10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss and a summary of changes for hedging activities follows:

	June 27,	December 31,
	2009	2008
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Interest rate swap agreements	$(7,133)	$(8,774)
Foreign currency contracts	(736)	—

	(7,869)	(8,774)
Foreign currency cumulative translation adjustment	(3,111)	(4,361)

Accumulated other comprehensive loss	$(10,980)	$(13,135)

	Interest	Foreign
	Rate	Currency
Summary of hedging activity	Swaps	Contracts	Total
Balance, December 31, 2008	$(8,774)	$—	$(8,774)
Change in fair value	(1,152)	(763)	(1,915)
Reclassification to interest expense	2,793	—	2,793
Reclassification to cost of revenue	—	27	27

Balance, June 27, 2009	$(7,133)	$(736)	$(7,869)

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

Prior to the second quarter of 2009, equity-based compensation expense was allocated 100% to corporate for segment reporting purposes. In the second quarter of 2009, Vangent changed the allocation of equity-based compensation expense and began allocating a portion of the expense to each segment. Prior periods have been reclassified to conform to the current presentation.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenue by business segment
Government Group	$115,581	$95,764	$233,347	$212,896
International Group	16,434	20,991	30,752	39,782
Human Capital Group	10,364	7,179	16,857	14,731
Elimination	(1,369)	—	(2,474)	—

Total revenue	$141,010	$123,934	$278,482	$267,409

Operating income (loss) by business segment
Government Group	$6,057	$1,285	$18,360	$9,527
International Group	(1,745)	497	(2,458)	709
Human Capital Group	(669)	(316)	(1,285)	(360)

	3,643	1,466	14,617	9,876
Corporate	(13)	(14)	(27)	(30)

Total operating income by business segment	3,630	1,452	14,590	9,846
Interest expense, net	8,495	8,777	16,866	17,727

Loss before income taxes	$(4,865)	$(7,325)	$(2,276)	$(7,881)

Depreciation and amortization
Government Group	$6,890	$7,294	$13,904	$14,071
International Group	1,175	1,212	2,135	2,410
Human Capital Group	368	440	740	884

Total depreciation and amortization	$8,433	$8,946	$16,779	$17,365

Revenue from major customers as a percent of total revenue
Department of Health and Human Services	41%	43%	43%	46%
Department of Education	16%	17%	17%	17%
Department of Defense	15%	*	*	*

*	less than 10%.

12. Condensed Company and Non-Guarantor Financial Information
In connection with the acquisition by Veritas Capital and the related financing, Vangent Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. The following subsidiaries of the Issuer do not guarantee the notes (“Non-Guarantors”): Vangent Canada Limited; Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; Vangent, Ltd.; and Proyectos Prohumane México, S. A. de C. V. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors follow:
Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets
(Unaudited)

	June 27, 2009				December 31, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Assets
Current assets:
Cash and cash equivalents	$17,922	$3,843	$—	$21,765	$15,519	$5,615	$—	$21,134
Trade receivables, net	110,673	14,082	—	124,755	117,453	12,406	—	129,859
Deferred tax asset	—	546	—	546	—	—	—	—
Prepaid and other assets	13,007	6,447	—	19,454	9,116	3,297	—	12,413

Total current assets	141,602	24,918	—	166,520	142,088	21,318	—	163,406
Property and equipment, net	21,957	7,433	—	29,390	21,238	5,914	—	27,152
Intangible assets, net	155,903	11,433	—	167,336	166,216	11,783	—	177,999
Goodwill	261,327	25,539	—	286,866	261,327	25,539	—	286,866
Deferred debt financing costs	9,106	—	—	9,106	10,197	—	—	10,197
Deferred tax asset, non-current	—	252		252
Other	1,988	86	(1,245)	829	423	231	—	654
Investment in and advances to Non- Guarantor subsidiaries	55,698	—	(55,698)	—	56,162	—	(56,162)	—

Total assets	$647,581	$69,661	$(56,943)	$660,299	$657,651	$64,785	$(56,162)	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$56,452	$10,917	$—	$67,369	$65,357	$7,815	$—	$73,172
Accrued interest	7,896	—	—	7,896	8,304	—	—	8,304
Deferred tax liability	3,721	—	—	3,721	3,962	—	—	3,962
Advance payments on contracts	1,156	1,126	—	2,282	1,952	743	—	2,695

Total current liabilities	69,225	12,043	—	81,268	79,575	8,558	—	88,133
Long-term debt, net of current portion	420,366	—	—	420,366	420,366	—	—	420,366
Other long-term liabilities	7,053	1,920	(1,245)	7,728	7,814	160	(95)	7,879
Deferred tax liability	8,782	—	—	8,782	5,259	—	—	5,259

Total liabilities	505,426	13,963	(1,245)	518,144	513,014	8,718	(95)	521,637
Stockholder’s equity	142,155	55,698	(55,698)	142,155	144,637	56,067	(56,067)	144,637

Total liabilities and stockholder’s equity	$647,581	$69,661	$(56,943)	$660,299	$657,651	$64,785	$(56,162)	$666,274

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations
(unaudited)

	Three Months Ended June 27, 2009				Three Months Ended June 28, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$124,737	$16,273	$—	$141,010	$103,017	$20,917	$—	$123,934
Cost of revenue	106,619	15,652	—	122,271	87,903	18,031	—	105,934

Gross profit	18,118	621	—	18,739	15,114	2,886	—	18,000
General and administrative expenses	9,328	1,216	—	10,544	11,438	1,035	—	12,473
Selling and marketing expenses	3,945	620	—	4,565	3,322	753	—	4,075

Operating income (loss)	4,845	(1,215)	—	3,630	354	1,098	—	1,452
Interest (income) expense, net	8,554	(59)	—	8,495	8,822	(45)	—	8,777

Income (loss) before income taxes	(3,709)	(1,156)	—	(4,865)	(8,468)	1,143	—	(7,325)
Provision (benefit) for income taxes	1,645	(398)	—	1,247	1,542	(314)	—	1,228
Equity in net income (loss) of Non-Guarantor subsidiaries	(758)	—	758	—	1,457	—	(1,457)	—

Net income (loss)	$(6,112)	$(758)	$758	$(6,112)	$(8,553)	$1,457	$(1,457)	$(8,553)

	Six Months Ended June 27, 2009				Six Months Ended June 28, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$247,974	$30,508	$—	$278,482	$227,799	$39,610	$—	$267,409
Cost of revenue	205,586	28,589	—	234,175	189,028	34,072	—	223,100

Gross profit	42,388	1,919	—	44,307	38,771	5,538	—	44,309
General and administrative expenses	18,867	1,968	—	20,835	24,204	2,053	—	26,257
Selling and marketing expenses	7,597	1,285	—	8,882	6,603	1,603	—	8,206

Operating income (loss)	15,924	(1,334)	—	14,590	7,964	1,882	—	9,846
Interest (income) expense, net	16,903	(37)	—	16,866	17,814	(87)	—	17,727

Income (loss) before income taxes	(979)	(1,297)	—	(2,276)	(9,850)	1,969	—	(7,881)
Provision (benefit) for income taxes	3,282	(410)	—	2,872	3,054	42	—	3,096
Equity in net income (loss) of Non-Guarantor subsidiaries	(887)	—	887	—	1,927	—	(1,927)	—

Net income (loss)	$(5,148)	$(887)	$887	$(5,148)	$(10,977)	$1,927	$(1,927)	$(10,977)

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows
(unaudited)

	Six Months Ended June 27, 2009				Six Months Ended June 28, 2008
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Net cash provided by (used in) operating activities	$7,147	$(72)	$—	$7,075	$16,607	$4,569	$—	$21,176
Net cash used in investing activities	(3,369)	(1,925)	(1,245)	(6,539)	(8,590)	(387)	—	(8,977)
Net cash used in financing activities	(130)	(1,278)	1,245	(163)	(7,972)	—	—	(7,972)
Effect of exchange rate changes on cash and cash equivalents	—	258	—	258	—	106	—	106

Net increase (decrease) in cash and cash equivalents	3,648	(3,017)	—	631	45	4,288	—	4,333
Cash and cash equivalents, beginning of period	15,519	5,615	—	21,134	19,022	7,071	—	26,093

Cash and cash equivalents, end of period	$19,167	$2,598	$—	$21,765	$19,067	$11,359	$—	$30,426

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of June 27, 2009, our total contract backlog was $2,309.6 million.
We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group. Our two largest customers are the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”), representing 43% and 17% of revenue for the six months ended June 27, 2009.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The fourth quarter of the calendar year typically represents the highest revenue quarter as a result of the fourth-quarter open enrollment period under the CMS contract and student financial aid activity under the DoED contract. The Government Group represented 84% of total revenue for the six months ended June 27, 2009.
The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada and Latin America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. The International Group represented 11% of total revenue for the six months ended June 27, 2009.
The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with hiring an hourly workforce. The Human Capital Group represented 6% of total revenue for the six months ended June 27, 2009.
Nature of our Contracts
Contracts funded by U.S. government agencies represented about 81% of our total revenue for the six months ended June 27, 2009. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2008, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
Revenue generated by the Government Group reflects our continuing strategic emphasis on the development of enhanced information management and business process outsourcing solutions across the U.S. government with a particular focus in the health, education, national security, and intelligence related fields.

We have cost-plus, fixed-price and time and materials contracts. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Cost-plus	48%	46%	49%	47%
Fixed-price	47%	50%	46%	49%
Time and materials	5%	4%	5%	4%

	100%	100%	100%	100%

Contract Backlog
Total contract backlog is the amount of revenue we expect to realize over the remaining term of our contracts. We do not include in backlog contract ceiling values under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts. Funded backlog is the portion for which funding has been authorized. Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years. The backlog amount reported for the Government Group at June 27, 2009, reflects a four-year extension of the CMS contract that was signed in May 2009. A summary of contract backlog by business segment follows (in millions):

	June 27, 2009		December 31, 2008
	Total	Funded	Total		Funded
Government Group	$1,914.9	$143.1	$1,321.0	(1)	$243.3	(1)
International Group	381.5	277.9	360.3		262.8
Human Capital Group	13.2	13.2	16.7		16.7

	$2,309.6	$434.2	$1,698.0	(1)	$522.8	(1)

(1)	Reflects a revision to reduce total contract backlog and funded backlog by $70.1 million, compared with amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	Increase	June 27,	June 28,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Statements of Operations Data
Revenue	$141,010	$123,934	$17,076	$278,482	$267,409	$11,073
Cost of revenue	122,271	105,934	16,337	234,175	223,100	11,075

Gross profit	18,739	18,000	739	44,307	44,309	(2)
General and administrative expenses	10,544	12,473	(1,929)	20,835	26,257	(5,422)
Selling and marketing expenses	4,565	4,075	490	8,882	8,206	676

Operating income	3,630	1,452	2,178	14,590	9,846	4,744
Interest expense, net	8,495	8,777	(282)	16,866	17,727	(861)

Loss before income taxes	(4,865)	(7,325)	2,460	(2,276)	(7,881)	5,605
Provision for income taxes	1,247	1,228	19	2,872	3,096	(224)

Net loss	$(6,112)	$(8,553)	$2,441	$(5,148)	$(10,977)	$5,829

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	86.7	85.5		84.1	83.4

Gross profit margin	13.3	14.5		15.9	16.6
General and administrative expenses	7.5	10.0		7.5	9.8
Selling and marketing expenses	3.2	3.3		3.2	3.1

Operating income margin	2.6	1.2		5.2	3.7
Interest expense, net	6.0	7.1		6.1	6.6

Loss before income taxes	(3.4)	(5.9)		(0.9)	(2.9)
Provision for income taxes	0.9	1.0		0.9	1.2

Net loss	(4.3)%	(6.9)%		(1.8)%	(4.1)%

Three and Six Months Ended June 27, 2009 and June 28, 2008
Revenue
HHS represented 43% of total revenue and DoED represented 17% of total revenue for the six months ended June 27, 2009.
The increase in total revenue of $17.1 million, or 14%, for the three months ended June 27, 2009, compared with the corresponding period in 2008 reflects increases of $19.8 million, or 21%, for the Government Group segment and $3.2 million, or 44%, for the Human Capital Group segment, partially offset by a reduction of $4.6 million, or 22%, for the International Group segment.
The increase in total revenue of $11.1 million, or 4%, for the six months ended June 27, 2009, compared with the corresponding period in 2008 reflects increases of $20.5 million, or 10%, for the Government Group segment and $2.1 million, or 14%, for the Human Capital Group segment, partially offset by a reduction of $9.0 million, or 23%, for the International Group segment.
Refer to the Business Segment section for discussion of revenue by segment.

Cost of Revenue
Cost of revenue increased $16.3 million, or 15%, for the three months and $11.1 million, or 5%, for the six months ended June 27, 2009, compared with the corresponding periods in 2008. The increases reflects the increased contract work performed under U.S. government contracts, partly offset by the effect of changes in foreign exchange rates that reduced costs of the International Group segment by $6.9 million for the six-month period and cost savings from the use of our own employees in lieu of subcontractors on certain projects. The average number of employees increased 15% for the six months ended June 27, 2009, compared with the corresponding period in 2008.
The gross profit margin, or the ratio of gross profit to revenue, was 15.9% for the six month period, compared with 16.6% in the corresponding period in 2008. The decline in margin reflects the effects of start-up costs relating to a new contract with Mexico’s social security agency coupled with operational delays caused by the H1N1 virus that adversely affected business in Mexico, a contract in Venezuela that ended in December 2008 for which we recorded no revenue in 2009, and a reduction in commercial assessment business volume.
General and Administrative Expenses
General and administrative expenses were $1.9 million, or 16%, lower for the three months ended June 27, 2009, compared with the corresponding period in 2008. Expenses represented 7.5% of revenue, compared with 10% for the corresponding period in 2008. There were no expenses accrued for annual incentive compensation awards for the three months ended June 27, 2009, compared with $1.1 million accrued for the corresponding period in 2008, and legal and other consulting fees declined $0.7 million.
General and administrative expenses were $5.4 million, or 21%, lower for the six months ended June 27, 2009, compared with the corresponding period in 2008. Expenses represented 7.5% of revenue, compared with 9.8% for the corresponding period in 2008. Expenses in the 2008 period included a net charge of $2.0 million resulting from the settlement of a contract dispute. There were no expenses accrued for annual incentive compensation awards for the six months ended June 27, 2009, compared with $2.3 million accrued for the corresponding period in 2008. Incentive compensation expense is recorded when earned based upon the level of quarterly profit compared to established targets. Legal and other consulting fees declined $1.7 million primarily due to the inclusion of expenses relating to the contract dispute settlement in the 2008 period.
Selling and Marketing Expenses
Selling and marketing expenses increased $0.5 million, or 12%, for the three months and $0.7 million, or 8%, for the six months ended June 27, 2009, compared with the corresponding periods in 2008. The increases reflect higher bid and proposal costs for three additional business development positions focusing on developing opportunities in our health solutions business.
Operating Income
Total operating income increased $2.2 million, or 150%, for the three months and $4.7 million, or 48%, for the six months ended June 27, 2009, compared with the corresponding periods in 2008. The operating income margin, or the ratio of operating income to revenue, increased to 5.2% from 3.7% for the six month period. The increase in operating income and the related margin for the six month period primarily reflect the reduction of $5.4 million in general and administrative expenses and an increase of $0.4 million in award fees earned by the Government Group under cost-plus contracts.
Interest Expense, Net
Net interest expense was $0.3 million, or 3%, lower for the three months and $0.9 million, or 5%, lower for the six months ended June 27, 2009, compared with the corresponding periods in 2008. For the six-month period, a reduction in variable interest rates on the unhedged portion of the term loan reduced interest expense by $0.4 million, as rates on the unhedged portion of the term loan declined by an average of 1.69% (169 basis points). Interest income declined $0.4 million for the six-month period.

Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Provision (benefit) for income taxes excluding tax valuation allowance	$(441)	$(1,074)	$456	$(1,622)
Tax valuation allowance	1,688	2,302	2,416	4,718

Total provision for income taxes	$1,247	$1,228	$2,872	$3,096

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at June 27, 2009 will not be realizable. Therefore, a valuation allowance has been provided. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
Net Loss
The net loss was $2.4 million, or 29%, lower for the three months and $5.8 million, or 53%, lower for the six months ended June 27, 2009, compared with the corresponding periods in 2008. The change primarily reflects reductions of $1.9 million and $5.4 million in general and administrative expenses for the three and six months ended June 27, 2009, respectively.

Business Segments
A summary of revenue and operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	Increase	June 27,	June 28,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenue by business segment
Government Group	$115,581	$95,764	$19,817	$233,347	$212,896	$20,451
International Group	16,434	20,991	(4,557)	30,752	39,782	(9,030)
Human Capital Group	10,364	7,179	3,185	16,857	14,731	2,126
Elimination	(1,369)	—	(1,369)	(2,474)	—	(2,474)

	$141,010	$123,934	$17,076	$278,482	$267,409	$11,073

Business segment revenue as a percent of total revenue
Government Group	82.0%	77.3%	4.7%	83.8%	79.6%	4.2%
International Group	11.7	16.9	(5.2)	11.0	14.9	(3.9)
Human Capital Group	7.3	5.8	1.5	6.1	5.5	0.6
Other	(1.0)	—	(1.0)	(0.9)	—	(0.9)

	100.0%	100.0%	—	100.0%	100.0%	—

Operating income (loss) by business segment
Government Group	$6,057	$1,285	$4,772	$18,360	$9,527	$8,833
International Group	(1,745)	497	(2,242)	(2,458)	709	(3,167)
Human Capital Group	(669)	(316)	(353)	(1,285)	(360)	(925)

	3,643	1,466	2,177	14,617	9,876	4,741
Corporate	(13)	(14)	1	(27)	(30)	3

	$3,630	$1,452	$2,178	$14,590	$9,846	$4,744

Operating income (loss) margin
Government Group	5.2%	1.3%		7.9%	4.5%
International Group	(10.6)%	2.4%		(8.0)%	1.8%
Human Capital Group	(6.5)%	(4.4)%		(7.6)%	(2.4)%
Government Group
Government Group revenue of $115.6 million for the three months ended June 27, 2009 was $19.8 million, or 21%, higher than the corresponding period in 2008. Revenue from Department of Defense (“DoD”) contracts increased $7.3 million due to new contracts, including our Traumatic Brain Injury contract with DoD’s Military Health System, partially offset by reductions from completed contracts. Revenue from HHS contracts increased $3.2 million reflecting higher call volume under Medicare contracts. Revenue from Department of State (“DoS”) contracts increased $2.5 million reflecting initial work on the new National Passport Information Center contract. Revenue from Department of Commerce contracts increased $3 million reflecting increased work on the U.S. census contract. In addition, revenue from DoED contracts and Department of Labor (“DoL”) contracts increased a combined $3.1 million.
Government Group revenue of $233.3 million for the six months ended June 27, 2009 was $20.5 million, or 10% higher than the corresponding period in 2008. Revenue from DoD contracts increased $11.3 million due to new contracts, including the Traumatic Brain Injury contract, partially offset by reductions from completed contracts. Revenue from DoS contracts increased $4.4 million reflecting initial work on the new National Passport Information Center contract. Revenue from Department of Commerce contracts increased $4.5 million reflecting increased work on the U.S. census contract. Revenue from DoL contracts increased $3.7 million reflecting the new EFAST 2 contract relating to ERISA filings. The increases were partially offset by a reduction of $4.1 million in revenue from HHS contracts resulting primarily from lower prescription drug enrollment call volume under Medicare contracts caused by the high level of enrollments at the end of 2007 that were extended into the first quarter of 2008. Revenue from commercial health contracts declined $2.5 million due to partial completion of a contract.

Government Group operating income increased $4.7 million, or 371%, and operating margin increased to 5.2% for the three months ended June 27, 2009, compared with 1.3% for the corresponding period in 2008. The increase reflects increased use of our own employees in lieu of subcontractors, and lower incentive compensation expense.
Government Group operating income increased $8.8 million, or 93%, and operating margin increased to 7.9% for the six months ended June 27, 2009, compared with 4.5% for the corresponding period in 2008 that had included a net charge of $2.0 million resulting from the settlement of a contract dispute. Other factors contributing to the increase in operating income were increased use of our own employees in lieu of subcontractors, lower incentive compensation expense, and an increase of $0.4 million in award fees earned under cost-plus contracts.
International Group
International Group revenue is denominated in multiple foreign currencies (primarily those of the United Kingdom, Canada, Mexico and South America) and is significantly affected by foreign currency exchange rate fluctuations. Beginning in the fourth quarter of 2008, the U.S. dollar strengthened against many currencies. This trend has continued in 2009 and has resulted in lower revenue from the International Group.
International Group revenue for the three months declined $4.6 million, or 22%, and $9.0 million, or 23%, for the six months ended June 27, 2009, compared with the corresponding periods in 2008. Foreign currency exchange rate fluctuations resulted in a reduction in revenue from the International Group of $3.8 million, or 18%, for the three-month period and $8.0 million, or 20%, for the six-month period. Measured in the local or functional currencies of the international operations, revenue from the International Group declined 5% for the three months and 4% for the six months primarily due to a contract in Venezuela that ended in December 2008, partly offset by revenue from new commercial contracts in Venezuela, and lower volume on a Canadian contract. Revenue from Mexico was about the same as for the 2008 periods as revenue from a new contract with Mexico’s social security agency was offset by a decline in revenue from other contract work in Mexico.
The International Group operating loss was $1.7 million for the three months and $2.5 million for the six months ended June 27, 2009, compared with operating income of $0.5 million and $0.7 million for the corresponding periods in 2008. Operating results from Mexico were lower by $1.5 million for the three months and $2.0 million for the six months as a result of start-up costs relating to the new contract with Mexico’s social security agency coupled with operational delays caused by the H1N1 virus that adversely affected business in Mexico. In addition, international operating results for the six months ended June 27, 2009, were adversely affected by a contract in Venezuela that ended in December 2008, lower volume on a Canadian contract, and a net reduction of $0.4 million related to changes in foreign currency exchange rates.
Human Capital Group
Human Capital Group revenue increased $3.2 million, or 44%, for the three months and $2.1 million, or 14%, for the six months ended June 27, 2009, compared with the corresponding periods in 2008. The increases reflect revenue from a new service contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure, offset in part by lower assessment product revenue and training services for various commercial customers due to reductions in customer hiring patterns and overall economic conditions.
The Human Capital Group operating losses were $0.7 million for the three months and $1.3 million for the six months ended June 27, 2009, compared with operating losses of $0.3 million and $0.4 million for the corresponding periods in 2008, respectively. The increases in the operating losses reflect the adverse impact of lower assessment product revenue that typically generates a higher gross profit margin and lower revenue from training services for various commercial customers due to reductions in customer hiring patterns and overall economic conditions.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit available under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $21.8 million and availability under the revolving line of credit was $50.0 million at June 27, 2009. Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled interest payments relating to debt, scheduled lease payments, noncancelable purchase commitments, and planned capital expenditures.
Cash and cash equivalents of $21.8 million are composed of cash in banks and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Our long-term debt was $420.4 million at June 27, 2009, and matures in the years 2013 and 2015. Debt repayments will require a significant amount of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. In view of current credit market conditions, our credit ratings, and in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.
Working Capital
A summary of working capital follows (in thousands):

	June 27,	December 31,
	2009	2008
Cash and cash equivalents	$21,765	$21,134
Trade receivables, net	124,755	129,859
Prepaid expenses and other assets	20,000	12,413
Accounts payable and accrued expenses	(67,369)	(73,172)
Accrued interest payable	(7,896)	(8,304)
Deferred tax liability	(3,721)	(3,962)
Advance payments on contracts	(2,282)	(2,695)

Working capital	$85,252	$75,273

Prepaid and other assets increased $7.6 million, or 61%, to $20.0 million at June 27, 2009. The increase reflects foreign income and other refundable taxes of $2.9 million and deferred contract costs of $4.7 million.
Cash Flows
A summary of net cash flows follows (in thousands):

	Six Months Ended
	June 27,	June 28,
	2009	2008

Net cash flows provided by (used in)
Operating activities	$7,075	$21,176
Investing activities	(6,539)	(8,977)
Financing activities	(163)	(7,972)
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

Net cash provided by operating activities was $7.1 million for the six months ended June 27, 2009, compared with $21.2 million for the corresponding period in 2008, a net decline of $14.1 million. Earnings adjusted for non-cash charges, primarily depreciation and amortization and deferred income taxes, generated cash flow of $15.2 million for the six months ended June 27, 2009, compared with $9.9 million for the corresponding period in 2008, an increase of $5.3 million, or 54%.
Trade receivables declined $6.5 million for the six months ended June 27, 2009, compared with a decline of $13.5 million for the corresponding period in 2008. The reductions in trade receivables resulted primarily from the timing of collections from customers; the reductions contribute to net cash flow from operating activities. The amount of trade receivables at June 27, 2009, reflects DSO (days sales outstanding) of 80 days, an increase of 7 days compared with December 31, 2008. The increase in DSO resulted primarily from the timing of collections from customers that were received shortly after the end of the June quarter.
A reduction of $8.4 million in accounts payable and accrued liabilities reduced cash flow from operating activities for the six months ended June 27, 2009, whereas an increase of $1.3 million contributed to cash flow for the corresponding period in 2008. The reduction reflects the timing of payments, a reduction in the use subcontractors, and the payment of incentive compensation attributable to 2008 during the six months ended June 27, 2009.
Investing Activities
Capital expenditures of $6.5 million for the six months ended June 27, 2009, and $5.0 million for the corresponding period in 2008 represent contractual and general infrastructure requirements. Capital expenditures of up to $16.0 million are expected for the year 2009 due to requirements to expand facilities to support growth for certain long-term contracts and to update the Company’s information technology infrastructure. Net cash flow used in investing activities for the 2008 period included cash paid of $3.9 million to purchase the government health integration services of Aptiv Technology Partners in May 2008.
Financing Activities
Net cash used in financing activities of $8.0 million for the six months ended June 28, 2008, reflects a mandatory debt prepayment of $7.8 million under the senior secured credit facility based on a percentage of annual excess cash flow, as defined, for the preceding year. Based on the excess cash flow calculation for 2008, there was no mandatory debt prepayment required in 2009.
Long-Term Debt
At June 27, 2009, the senior secured credit facility consisted of a term loan of $230.4 million due February 14, 2013, and an available revolving credit facility of up to $50.0 million that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at June 27, 2009 or December 31, 2008. A commitment fee of .50% per year is paid on the available unused portion of the revolving credit facility. Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings.
In February 2007, the Company completed an offering of $190.0 million in aggregate principal amount of 9 5/8% senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility. The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the notes.
The debt agreements contain various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guarantee obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum total leverage ratio. As of June 27, 2009, the Company was in compliance with the affirmative and negative covenants.

The consolidated leverage ratio is the most restrictive financial covenant. The consolidated leverage ratio, as defined, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation amortization, and non-cash equity-based compensation adjusted for unusual and non-recurring items) for a twelve month period. As of June 27, 2009, the consolidated leverage ratio was 5.43 to 1, compared with the maximum allowable ratio of 6.25 to 1 applicable to the period. Accordingly, the Company was in compliance with the financial covenant.
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
The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $7.8 million at June 27, 2009, of which $7.1 million represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
Credit Ratings
The debt-to-equity ratio was 2.96 at June 27, 2009, compared with 2.91 at December 31, 2008. The most recent ratings were assigned by Standard and Poor’s in November 2008 and by Moody’s Investor Services in January 2009, as follows:

Standard &
	Poor’s	Moody’s
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B2
Outlook	Stable	Negative

Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements and contracts at June 27, 2009, follow (in millions):

		Payments Due by Period
		2009
		(remaining	2010 and	2012 and
	Total	six months)	2011	2013	Thereafter
Long-term debt:
Term loan under senior secured credit facility (1)	230.4	$—	$4.2	$226.2	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0
Interest relating to long-term debt (2)	143.5	16.3	55.0	44.8	27.4
Operating and capital leases	76.5	10.4	33.1	18.7	14.3
Purchase commitments (3)	23.0	8.8	14.2	—	—

	$663.4	$35.5	$106.5	$289.7	$231.7

(1)	There were no borrowings under the revolving credit facility at June 27, 2009. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory prepayments resulting from excess cash flow.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility, the related interest rate swaps, and the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Purchase commitments represent the minimum noncancelable obligations under service and other agreements, primarily information technology and telecommunications services.
Variable Interest Entities
The Company has interests in three foreign joint ventures that provide government services in the United Kingdom, United Arab Emirates, and Argentina. The joint ventures provide contract services under foreign government agency programs. In the United Kingdom and Argentina arrangements, the Company has guaranteed joint venture performance under fixed-priced contracts and has committed to fund its contractual share of joint venture working capital requirements. Over the next twelve months, the Company does not expect any material adverse impact to its consolidated financial condition or results of operations from its performance guaranty under the fixed-priced contracts or its working capital commitments.
Off-Balance Sheet Arrangements
As of June 27, 2009, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $76.5 million.
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
Recent Accounting Pronouncements
Reference is made to the notes to the consolidated condensed financial statements for information on recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments
The fair value of financial instruments at June 27, 2009, was as follows (in millions):

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under senior secured credit facility	$230.4	$230.4
9 5/8% senior subordinated notes, due February 15, 2015	190.0	158.4

	$420.4	$388.8

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities	$5.6	$5.6
Long-term liabilities	2.2	2.2

	$7.8	$7.8

Foreign currency forward contracts
Short-term liabilities	$0.7	$0.7

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices, and the fair value changes based on market conditions and changes in interest rates. Based on the quoted market price of $83 per $100 and yield of 14% at June 27, 2009, a reduction of 5% (500 basis points) in yield would increase the fair value of the senior subordinated notes by 23%. The fair value of the interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar liabilities in active markets. An increase of 1% (100 basis points) in variable interest rates would, as of June 27, 2009, reduce the fair value of the interest rate swaps by 37%. The fair value of other financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable and accrued expenses, approximate fair value due to their short term nature.
Interest Rate Risk
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At June 27, 2009, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $185.0 million.
We are subject to interest rate risk in connection with cash and cash equivalents, the unhedged portion of the variable-rate term loan, and the available revolving credit facility under the senior secured credit facility. At June 27, 2009, cash and cash equivalents amounted to $21.8 million, the unhedged portion of the variable-rate term loan was $45.4 million, and $50.0 million was available under the revolving credit facility. A change of 1% (100 basis points) in variable interest rates would result in an increase/decrease of $0.4 million in annual interest expense for the unhedged portion of the variable-rate term loan.
Foreign Currency Risk
Changes in foreign currency exchange rates affect the reported operating results of the International Group. Foreign operations use their local currency as their functional currency. The Company’s subsidiary, Vangent Mexico, S.A. de C.V. (“Vangent Mexico’) has a contract with costs for equipment, supplies and services denominated in U. S, dollars. Accordingly, Vangent Mexico entered into foreign currency exchange contracts to hedge fluctuations in the U.S dollar/peso exchange rate. Under the contracts, Vangent Mexico exchanges pesos for U.S. dollars at fixed exchange rates. At June 27, 2009, the total notional amount of the contracts to receive-dollars/pay-pesos was $5.0 million.
Changes in exchange rates of foreign currencies vs. the U.S. dollar resulted in a reduction of $0.4 million in operating income for the six months ended June 27, 2009, compared with the corresponding period in 2008.

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
Changes in Internal Control over Financial Reporting
During the three months ended June 27, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
The following has been added to the information relating to risk factors reported in our annual report on Form 10-K for the year ended December 31, 2008.
Our operations may suffer significant disruption as a result of a serious pandemic.
Substantially all of our revenue is derived from services performed by employees in our facilities, or those of our customers. Despite our ongoing efforts to educate our employees on ways to minimize their exposure to viruses that are easily communicated in the workplace, it is impossible to completely control such risks. In the event of a serious outbreak of the H1N1 virus (the “swine flu”) or other communicable disease, our operations could be disrupted by high levels of illness-related absenteeism, and in extreme cases, it could be necessary to close any of our facilities. Such disruption would reduce our service levels and result in reduced revenues, increased expenses for employee sick pay and healthcare costs, and reduced profits and cash flow.

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

Vangent, Inc.
August 11, 2009	/s/ James C. Reagan
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