Form 10-Q
period 2009-09-26
Vangent, Inc.
filed 2009-11-10
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 26, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at September 26, 2009.

VANGENT, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 26, 2009 and December 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009 and September 27, 2008 (unaudited)	4

Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the nine months ended September 26, 2009 and September 27, 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2009 and September 27, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4T. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33
Signature	33
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Forward-Looking Statements
          This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “could,” “estimates,” “intends,” “may,” and similar expressions, or the negative thereof, are intended to identify forward-looking statements. Statements regarding our contract backlog are examples of forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in operating expenses; our substantial debt; changes in the availability of and cost of capital; general economic and business conditions and the other factors set forth under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per-share amounts)
(unaudited)

	September 26,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$32,078	$21,134
Trade receivables, net	122,267	129,859
Prepaid expenses	7,370	6,134
Deferred contract costs	5,872	—
Other current assets	6,606	6,279

Total current assets	174,193	163,406

Property and equipment, net	29,959	27,152
Intangible assets, net	162,004	177,999
Goodwill	286,866	286,866
Deferred debt financing costs, net	8,568	10,197
Other assets	429	654

Total assets	$662,019	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$594	$—
Accounts payable and accrued liabilities	71,156	67,109
Fair value of liability derivatives, current portion	4,837	6,063
Accrued interest payable	2,510	8,304
Deferred tax liability	5,009	3,962
Advance payments on contracts	2,702	2,695

Total current liabilities	86,808	88,133

Long-term debt, net of current portion	419,772	420,366
Other long-term liabilities	8,003	7,879
Deferred tax liability	9,226	5,259

Total liabilities	523,809	521,637

Commitments and contingencies (Note 8)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	207,104	206,328
Accumulated other comprehensive loss	(9,923)	(13,135)
Accumulated deficit	(58,971)	(48,556)

Total stockholder’s equity	138,210	144,637

Total liabilities and stockholder’s equity	$662,019	$666,274

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenue	$149,393	$133,391	$427,875	$400,800

Cost of revenue	128,567	106,470	362,742	329,570

Gross profit	20,826	26,921	65,133	71,230

General and administrative expenses	10,803	12,445	31,638	38,702

Selling and marketing expenses	4,967	3,757	13,849	11,963

Operating income	5,056	10,719	19,646	20,565

Interest expense	8,669	8,719	25,628	26,895

Interest and other (income) expense, net	7	(185)	(86)	(634)

Income (loss) before income taxes	(3,620)	2,185	(5,896)	(5,696)

Provision for income taxes	1,647	2,632	4,519	5,728

Net loss	$(5,267)	$(447)	$(10,415)	$(11,424)

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)
(in thousands, except share amounts)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2008	100	$—	$206,328	$(13,135)	$(48,556)	$144,637
Effect of hedging activities, net of tax	—	—	—	2,162	—	2,162
Foreign currency translation adjustment	—	—	—	1,050	—	1,050
Net loss	—	—	—	—	(10,415)	(10,415)

Total comprehensive loss						(7,203)
Equity-based compensation	—	—	776	—	—	776

Balance, September 26, 2009	100	$—	$207,104	$(9,923)	$(58,971)	$138,210

Balance, December 31, 2007	100	$—	$205,275	$(2,937)	$(22,049)	$180,289
Effect of hedging activities, net of tax	—	—	—	821	—	821
Foreign currency translation adjustment	—	—	—	(710)	—	(710)
Net loss	—	—	—	—	(11,424)	(11,424)

Total comprehensive loss						(11,313)
Equity-based compensation	—	—	839	—	—	839

Balance, September 27, 2008	100	$—	$206,114	$(2,826)	$(33,473)	$169,815

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities
Net loss	$(10,415)	$(11,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	15,995	15,851
Depreciation and amortization	8,960	10,475
Equity-based compensation expense	776	839
Deferred income taxes	5,054	4,889
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables	8,238	574
Prepaid expenses and other assets	(4,053)	2,886
Accounts payable and accrued liabilities	4,161	(6,214)
Accrued interest payable	(5,794)	(5,152)
Advance payments on contracts	7	(1,907)
Other	107	125

Net cash provided by operating activities	23,036	10,942

Cash flows from investing activities
Acquisition, net of cash acquired	—	(3,892)
Capital expenditures	(12,193)	(6,796)

Net cash used in investing activities	(12,193)	(10,688)

Cash flows from financing activities
Repayment of senior secured term loan	—	(7,834)
Capital lease payments	(264)	(205)

Net cash used in financing activities	(264)	(8,039)

Effect of exchange rate changes on cash and cash equivalents	365	(217)

Net increase (decrease) in cash and cash equivalents	10,944	(8,002)
Cash and cash equivalents, beginning of period	21,134	26,093

Cash and cash equivalents, end of period	$32,078	$18,091

Supplemental noncash investing and financing activities
Leasehold improvements provided by lessor under operating leases	$813	$2,503

Supplemental cash flow information
Interest paid	$29,116	$30,361
Income taxes paid	$781	$405
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
Nature of Operations
          Vangent serves customers in the U.S. government, international governments, higher education, and the private sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The Department of Health and Human Services represented 41%, the Department of Education represented 16%, and the Department of Defense represented 10% of total revenue for the nine months ended September 26, 2009.
Fiscal Year and Quarterly Periods
          The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter.
Variable Interest Entities
          The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008 in the United Kingdom and in the United Arab Emirates. The joint ventures provide subcontracting services under foreign government agency programs. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract. Under both joint venture agreements the Company holds less than a majority ownership interest in the joint ventures, is entitled to a majority of the income and losses of the joint ventures, and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements as follows: total revenue of $1,464 and total net loss of $116 for the nine months ended September 26, 2009, and total assets of $1,482 dedicated to the activities of the joint ventures at September 26, 2009.
          The Company has an interest in a joint venture in Argentina that began providing government services in the second quarter of 2009. Under the arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund 50% of the joint venture’s future working capital requirements amounting to $215. The Company holds less than a majority ownership interest in the joint venture and is entitled to 50% of the income and losses of the joint venture. The Company has determined that it is not the primary beneficiary of the joint venture. The joint venture is accounted for under the equity method of accounting in the Company’s condensed consolidated financial statements as follows: equity in net income of $131 for the nine months ended September 26, 2009, and investment in joint venture of $363 included in other current assets at September 26, 2009.
Subsequent Events
          Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of the condensed consolidated financial statements. Financial statements reflect the effects of subsequent events that provide additional evidence about conditions at the balance sheet date (recognized subsequent events). The effects of subsequent events that provide evidence about conditions that arose after the balance sheet date (nonrecognized subsequent events) are not reflected in the financial statements but are disclosed if the financial statements would otherwise be misleading.
2. Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification reorganizes thousands of pronouncements into roughly 90 accounting topics and displays the topics using a consistent structure. All existing FASB accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification became effective for interim and annual periods ending after September 15, 2009. The Codification did not have a material impact on the Company’s results of operations or financial position.
          In June 2009, the FASB issued an update to the ASC topic, Consolidations, dealing with the consolidation of variable interest entities. The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements become effective on January 1, 2010. The Company is evaluating the new requirements but does not expect that adoption will have a material effect on its results of operations or financial position.
          In August 2009, the FASB issued an ASC update, Accounting for Redeemable Equity Instruments, to reflect the views of the staff of the Securities and Exchange Commission regarding the application of Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks. The Company does not expect that adoption of the update will have a material effect on its results of operations or financial position.
          In August 2009, the FASB issued an ASC update, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value, to provide clarification for circumstances in which a quoted price in an active market for the identical liability is not available. Fair value would be measured using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset; or quoted prices for similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach or a market approach. The update becomes effective for reporting periods beginning after August 27, 2009. The Company does not expect that adoption of the update will have a material effect on its results of operations or financial position.
          In October 2009, the FASB issued an ASC update, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an entity to allocate revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the use of the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption of the update will have a material effect on its results of operations or financial position.

3. Trade Accounts Receivable
          A summary of trade accounts receivable and customers that represented 10% or more of trade accounts receivable follows:

	September 26,	December 31,
	2009	2008
Trade accounts receivable	$62,424	$64,183
Billable trade receivables	41,161	48,657
Unbilled trade receivables pending completion of milestones, contract authorizations, and retainage	18,348	15,797
Other	561	1,427

	122,494	130,064
Allowance for doubtful accounts	(227)	(205)

Trade accounts receivable, net	$122,267	$129,859

Trade accounts receivable from major customers
Department of Health and Human Services	36%	41%
Department of Education	10%	10%
Department of Defense	11%	*

*	Less than 10%.
4. Intangible Assets
          A summary of intangible assets follows:

	Weighted
	Average Life	September 26,	December 31,
	(in years)	2009	2008
Customer relationships	10.7	$205,724	$205,724
Intellectual property	Indefinite	11,178	11,178
Other	4	658	658

		217,560	217,560
Accumulated amortization		(55,556)	(39,561)

		$162,004	$177,999

          Amortization of intangible assets was $15,995 for the nine months ended September 26, 2009, and $15,851 for the nine months ended September 27, 2008. Amortization of the unamortized balance of intangible assets is scheduled as follows:

Years Ending December 31
2009 (remaining three months)	$5,331
2010	21,326
2011	20,954
2012	20,791
2013	20,791
Thereafter	61,633

$150,826

5. Long-Term Debt
          A summary of long-term debt follows:

	September 26,	December 31,
	2009	2008
Term loan under senior secured credit facility, due February 14, 2013, with interest at variable rates (2.92% at September 27, 2009)	$230,366	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	420,366	420,366
Less: current portion of long-term debt	(594)	—

	$419,772	$420,366

Scheduled maturities of long-term debt
2009 (remaining three months)		$—
2010		1,781
2011		2,375
2012		2,375
2013		223,835
2014		—
2015		190,000

		$420,366

Senior Secured Credit Facility
          At September 26, 2009, the senior secured credit facility consisted of a term loan of $230,366 due February 14, 2013, and an available revolving credit facility of up to $50,000 that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at September 26, 2009. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
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
          Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of September 26, 2009, the Company was in compliance with all of the affirmative and negative covenants.
          At September 26, 2009, the more restrictive covenants related to (i) compliance with a maximum consolidated leverage ratio and (ii) loans and advances to non-guarantor subsidiaries. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for unusual and non-recurring items) for a twelve-month period. As of September 26, 2009, the consolidated leverage ratio was 5.80 to 1, compared with the maximum allowable ratio of 6.25 to 1 applicable to the period. At September 26, 2009, outstanding loans and advances by Vangent, Inc. to Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, amounted to $4,448 compared with the maximum allowable amount of $10,000 under the senior secured credit facility.

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
          With respect to a redemption not related to an equity offering on or prior to February 15, 2010, the Company may redeem all or part of the notes at any time prior to February 15, 2011, at a redemption price of 100% of the principal amount plus an applicable premium, as defined, and additional interest, as defined. The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.
6. Derivative Instruments, Hedging Activities and Financial Instruments
          The Company uses derivative financial instruments to manage interest rate risk and certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts are used by Vangent Mexico, S.A. de C.V. (“Vangent Mexico”), a 100% owned subsidiary, as cash-flow hedges of exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. Derivatives can involve credit risk from the possible non-performance by the parties. At September 26, 2009, the fair values of the derivative contracts resulted in derivative liabilities and the fair values reflect the Company’s credit adjusted discount rate. The Company does not enter into derivative transactions for trading or speculative purposes.
          As long as the derivative financial instrument qualifies as a cash-flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and is subsequently reclassified to income in the period or periods in which the hedged transaction affects income. At September 26, 2009, the following derivative financial instruments were outstanding:

	Notional
Derivative Financial Instruments	Amount	Description
Interest rate swap agreements	$185,000	Pay fixed and receive variable
Foreign currency forward contracts	$7,126	Sell Mexican Pesos
Interest Rate Swap Agreements on Variable-Rate Term Loan
          The Company has entered into interest rate swap agreements with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At September 26, 2009, the notional amounts of the pay-fixed/receive-variable interest rate swap agreements were as follows:

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Date Entered	Amount	to be Paid	to be Received	Period Covered
February 2007	$110,000	5.215%	3-month LIBOR	February 2009 to February 2010
April 2008	$75,000	3.280%	3-month LIBOR	April 2008 to February 2010
April 2008	$150,000	3.280%	3-month LIBOR	February 2010 to February 2011
          The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $6,873 at September 26, 2009, of which $6,101 represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The ineffective portion is charged to interest expense and was not material.
Foreign Currency Contracts
          The Company’s foreign subsidiary, Vangent Mexico, entered into foreign currency forward exchange contracts with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in the Mexican peso exchange rates. At September 26, 2009, the total notional amount of the contracts was $7,126.
          The Company documented its risk management objective and nature of the risks being hedged and has designated the foreign currency contracts as a cash flow hedge at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the foreign currency contracts and the related forecasted transactions. The fair value of the derivative liability for the foreign currency contracts was $350 at September 26, 2009, and an unrealized loss of $511 is included in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
Fair Value Measurements
          The fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels is summarized as follows:
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
          A summary of the bases used to measure financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	September 26,	December 31,
	2009	2008
Liabilities
Level 1 - Quoted prices in active markets for identical items	$—	$—
Level 2 - Significant other observable inputs:
Interest rate swap agreements	6,873	9,342
Foreign currency forward contracts	350	—

Total Level 2	7,223	9,342
Level 3 - Significant unobservable inputs	—	—

Total liabilities	$7,223	$9,342

Derivative Instruments and Hedging Activities
          A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:

Statements of Operations Data
Location of Gain
(Loss)
		Location of		Recognized in	Amount of Gain
		Gain (Loss)		Income on	(Loss) Recognized
		Reclassified		Derivative	in Income on
		from		(Ineffective	Derivative
		Accumulated	Amount of Gain (Loss)	Portion and	(Ineffective
	Amount of Gain (Loss)	OCI into	Reclassified from	Amount	Portion and
Derivatives in Cash	Recognized in OCI on	Income	Accumulated OCI into	Excluded from	Amount Excluded
Flow Hedging	Derivative (Effective	(Effective	Income (Effective	Effectiveness	from Effectiveness
Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 26, 2009		September 26, 2009		September 26, 2009
Interest rate swap agreements	$1,006	Interest expense	$(1,807)	Interest expense	$23

Foreign currency forward contracts	34	Cost of revenue	(192)	Cost of revenue	—

	$1,040		$(1,999)		$23

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 26, 2009		September 26, 2009		September 26, 2009

Interest rate swap agreements	$(1,927)	Interest expense	$(4,600)	Interest expense	$(70)

Foreign currency forward contracts	(730)	Cost of revenue	(219)	Cost of revenue	—

	$(2,657)		$(4,819)		$(70)

Balance Sheet Data
	Balance	Fair Value of Liability Derivatives
Derivatives Designated as Hedging	Sheet	September 26,	December 31,
Instruments	Location	2009	2008
Interest rate swap agreements:
Current portion	Fair value of liability derivatives	$4,487	$6,063
Non-current portion	Other long-term liabilities	2,386	3,279

		6,873	9,342

Foreign currency forward contracts	Fair value of liability derivatives	350	—

Total liabilitiy derivatives		$7,223	$9,342

Financial Instruments
          The fair values of financial instruments at September 26, 2009, follow:

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$230,366	$230,366
9 5/8% senior subordinated notes, due February 15, 2015	190,000	176,700

	$420,366	$407,066

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities	$4,487	$4,487
Long-term liabilities	2,386	2,386

	$6,873	$6,873

Foreign currency forward contracts
Short-term liabilities	$350	$350

          The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At September 26, 2009, the quoted market price was $93 per $100 reflecting a yield of 11.5%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
7. Income Taxes
          The provision for income taxes amounted to $4,519 for the nine months ended September 26, 2009, and is composed of U.S. federal, state and local, and foreign income taxes and reflects a tax valuation allowance of $3,508 against U.S. deferred tax assets. The tax valuation allowance results primarily from the effect on the U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
          A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at September 26, 2009 will not be realizable. A full valuation allowance has been provided against U.S. deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not, and any such reversal would be reflected as a reduction to the provision for income taxes.
          Deferred tax liabilities aggregated $14,235 at September 26, 2009, and were primarily related to an indefinite lived asset (goodwill) that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
          The ASC topic on Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at September 26, 2009. Vangent does not expect changes in unrecognized tax benefits, if any, within the next 12 months to have a material impact on the provision for income taxes or the effective tax rate.
          Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent’s income tax returns for 2007 and 2008 are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties, if any, relating to income taxes are charged to the provision for income taxes.

8. Commitments and Contingencies
          From time to time, the Company enters into contracts with customers where it has joint and several liability with other participants and/or joint-venture parties providing related contract services. Under these arrangements, the Company may assume some responsibility to the customer for the performance by others of contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that as of September 26, 2009, it had assumed an aggregate potential liability of $2,023 for the performance of others under such arrangements. The Company has not been required to make any payments under any of these contracts or arrangements.
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
          Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At September 26, 2009, the outstanding balance of grants of Class B membership interests represented 5.5% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% of the profits interest in Vangent Holding LLC in the aggregate.
          A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follows:

	Class B		Fair Value of
	Membership	Class B	Class B
	Interests	Membership	Membership
	Available for	Interests	Interests at Date
	Grant	Outstanding	of Grant
Balance, December 31, 2008	1.9%	5.6%	$5,679
Granted	(0.4)	0.4	329
Forfeited	0.5	(0.5)	(406)

Balance, September 26, 2009	2.0%	5.5%	$5,602

At September 26, 2009:
Vested		2.0%
Not yet vested		3.5

		5.5%

          In accordance with the ASC topic on Compensation-Stock Compensation, Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees and independent directors. Equity-based compensation expense is amortized on a straight-line basis over the total requisite service period for the award. Equity-based compensation expense amounted to $776 for the nine months ended September 26, 2009, and $839 for the corresponding period in 2008. The unamortized amount of equity-based compensation expense was $2,859 at September 26, 2009, and amortization is scheduled as follows:

Years Ending December 31
2009 (remaining three months)	$266
2010	1,066
2011	1,066
2012	328
2013	116
2014	17

$2,859

10. Related Party Transactions
          Vangent pays an annual management fee of $1,000 to Veritas Capital for general business management, financial, strategic and consulting services, of which $750 was paid for the nine months ended September 26, 2009, along with fees of $73 for advisory services and expenses. An affiliate of Veritas Capital provided services of $47 to Vangent for the nine months ended September 26, 2009. A foreign subsidiary of Vangent provides contract services to an unconsolidated joint venture located in Argentina; fees from services provided amounted to $141 for the three and nine months ended September 26, 2009, and accounts receivable from the unconsolidated joint venture included in trade receivables at September 26, 2009, amounted to $141.
          Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. were granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock.
11. Accumulated Other Comprehensive Income (Loss)
          The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	September 26,	December 31,
	2009	2008
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Interest rate swap agreements	$(6,101)	$(8,774)
Foreign currency forward contracts	(511)	—

	(6,612)	(8,774)
Foreign currency cumulative translation adjustment	(3,311)	(4,361)

Total accumulated other comprehensive loss	$(9,923)	$(13,135)

		Foreign
	Interest	Currency
	Rate	Forward
Summary of hedging activity	Swaps	Contracts	Total
Balance, December 31, 2008	$(8,774)	$—	$(8,774)
Change in fair value	(1,927)	(730)	(2,657)
Reclassification to interest expense	4,600	—	4,600
Reclassification to cost of revenue	—	219	219

Balance, September 26, 2009	$(6,101)	$(511)	$(6,612)

12. Business Segments and Major Customers
          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
          Vangent reports operating results and financial data for three business segments: the Government Group; the International Group; and the Human Capital Group. Government Group customers are primarily U.S. federal agencies. The Government Group assists civilian, defense and intelligence agencies as well as government related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission-critical systems and delivers a wide range of business process outsourcing solutions.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenue by business segment
Government Group	$125,714	$107,949	$359,061	$320,845
International Group	17,011	18,281	47,763	58,063
Human Capital Group	7,712	7,161	24,569	21,892
Elimination	(1,044)	—	(3,518)	—

Total revenue	$149,393	$133,391	$427,875	$400,800

Operating income (loss) by business segment
Government Group	$7,989	$10,081	$26,349	$19,608
International Group	(2,181)	433	(4,639)	1,142
Human Capital Group	(738)	219	(2,023)	(141)
Corporate	(14)	(14)	(41)	(44)

Total operating income	5,056	10,719	19,646	20,565
Interest expense and other, net	8,676	8,534	25,542	26,261

Income (loss) before income taxes	$(3,620)	$2,185	$(5,896)	$(5,696)

Depreciation and amortization
Government Group	$6,530	$7,375	$20,434	$21,447
International Group	1,274	1,188	3,409	3,598
Human Capital Group	372	397	1,112	1,281

Total depreciation and amortization	$8,176	$8,960	$24,955	$26,326

Revenue from major customers as a percent of total revenue
Department of Health and Human Services	39%	46%	41%	46%
Department of Education	15%	16%	16%	17%
Department of Defense	*	*	10%	*

*	Less than 10%.
13. Condensed Issuer and Non-Guarantor Financial Information
          In connection with the acquisition by Veritas Capital and the related financing, Vangent, Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. The assets and liabilities of the guarantors have been transferred to Vangent, Inc., and, accordingly, their financial statements are not presented separately. The following subsidiaries of the Issuer do not guarantee the notes (“Non-Guarantors”): Vangent Canada Limited; Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; Vangent, Ltd.; and Proyectos Prohumane México, S. A. de C. V. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors follow:

Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets
(unaudited)

	September 26, 2009				December 31, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Assets
Current assets:
Cash and cash equivalents	$25,176	$6,902	$—	$32,078	$15,519	$5,615	$—	$21,134
Trade receivables, net	107,822	14,445	—	122,267	117,453	12,406	—	129,859
Loan receivable from Vangent Mexico	4,448		(4,448)	—
Prepaid expenses	4,699	2,671	—	7,370	4,316	1,818		6,134
Deferred contract costs	5,872	—	—	5,872	—	—		—
Other current assets	675	5,931	—	6,606	4,800	1,479	—	6,279

Total current assets	148,692	29,949	(4,448)	174,193	142,088	21,318	—	163,406
Property and equipment, net	22,143	7,816	—	29,959	21,238	5,914	—	27,152
Intangible assets, net	150,746	11,258	—	162,004	166,216	11,783	—	177,999
Goodwill	261,327	25,539	—	286,866	261,327	25,539	—	286,866
Deferred debt financing costs, net	8,568	—	—	8,568	10,197	—	—	10,197
Other	343	86	—	429	423	231	—	654
Investment in and advances to Non-Guarantor subsidiaries	54,329	—	(54,329)	—	56,162	—	(56,162)	—

Total assets	$646,148	$74,648	$(58,777)	$662,019	$657,651	$64,785	$(56,162)	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$594	$—	$—	$594	$—	$—	$—	$—
Loan payable to Vangent, Inc. by Vangent Mexico	—	4,448	(4,448)	—	—	—	—	—
Accounts payable and accrued liabilities	57,401	13,755	—	71,156	59,294	7,815	—	67,109
Fair value of liability derivatives, current portion	4,487	350	—	4,837	6,063	—	—	6,063
Accrued interest payable	2,510	—	—	2,510	8,304	—	—	8,304
Deferred tax liability	4,974	35	—	5,009	3,962	—	—	3,962
Advance payments on contracts	1,775	927	—	2,702	1,952	743	—	2,695

Total current liabilities	71,741	19,515	(4,448)	86,808	79,575	8,558	0	88,133
Long-term debt, net of current portion	419,772	—	—	419,772	420,366	—	—	420,366
Other long-term liabilities	7,315	1,386	(698)	8,003	7,814	160	(95)	7,879
Deferred tax liability	9,110	116	—	9,226	5,259	—	—	5,259

Total liabilities	507,938	21,017	(5,146)	523,809	513,014	8,718	(95)	521,637
Stockholder’s equity	138,210	53,631	(53,631)	138,210	144,637	56,067	(56,067)	144,637

Total liabilities and stockholder’s equity	$646,148	$74,648	$(58,777)	$662,019	$657,651	$64,785	$(56,162)	$666,274

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations
(unaudited)

	Three Months Ended September 26, 2009				Three Months Ended September 27, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$132,519	$16,874	$—	$149,393	$115,192	$18,199	$—	$133,391
Cost of revenue	111,225	17,342	—	128,567	91,014	15,456	—	106,470

Gross profit	21,294	(468)	—	20,826	24,178	2,743	—	26,921
General and administrative expenses	10,122	681	—	10,803	11,377	1,068	—	12,445
Selling and marketing expenses	4,229	738	—	4,967	3,111	646	—	3,757

Operating income (loss)	6,943	(1,887)	—	5,056	9,690	1,029	—	10,719
Interest expense and other, net	8,535	141	—	8,676	8,463	71	—	8,534

Income (loss) before income taxes	(1,592)	(2,028)	—	(3,620)	1,227	958	—	2,185
Provision for income taxes	1,582	65	—	1,647	1,676	956	—	2,632
Equity in net income (loss) of Non-Guarantor subsidiaries	(2,093)	—	2,093	—	2	—	(2)	—

Net income (loss)	$(5,267)	$(2,093)	$2,093	$(5,267)	$(447)	$2	$(2)	$(447)

	Nine Months Ended September 26, 2009				Nine Months Ended September 27, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$380,493	$47,382	$—	$427,875	$342,991	$57,809	$—	$400,800
Cost of revenue	316,811	45,931	—	362,742	280,042	49,528	—	329,570

Gross profit	63,682	1,451	—	65,133	62,949	8,281	—	71,230
General and administrative expenses	28,989	2,649	—	31,638	35,581	3,121	—	38,702
Selling and marketing expenses	11,826	2,023	—	13,849	9,714	2,249	—	11,963

Operating income (loss)	22,867	(3,221)	—	19,646	17,654	2,911	—	20,565
Interest expense and other, net	25,438	104	—	25,542	26,277	(16)	—	26,261

Income (loss) before income taxes	(2,571)	(3,325)	—	(5,896)	(8,623)	2,927	—	(5,696)
Provision (benefit) for income taxes	4,864	(345)	—	4,519	4,730	998	—	5,728
Equity in net income (loss) of Non-Guarantor subsidiaries	(2,980)	—	2,980	—	1,929	—	(1,929)	—

Net income (loss)	$(10,415)	$(2,980)	$2,980	$(10,415)	$(11,424)	$1,929	$(1,929)	$(11,424)

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows
Unaudited

	Nine Months Ended September 26, 2009				Nine Months Ended September 27, 2008
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Net cash provided by operating activities	$22,558	$478	$—	$23,036	$10,044	$898	$—	$10,942

Cash flows from investing activities:
Loans to Vangent Mexico	(4,448)	—	4,448
Loan repayment from Vangent Mexico					600	—	(600)	—
Loan repayment from Vangent, Ltd.	—	—	—	—	1,806	—	(1,806)	—
Acquisition, net of cash acquired	—	—	—	—	(3,892)	—	—	(3,892)
Capital expenditures	(8,262)	(3,931)	—	(12,193)	(6,234)	(562)	—	(6,796)

Net cash used in investing activities	(12,710)	(3,931)	4,448	(12,193)	(7,720)	(562)	(2,406)	(10,688)

Cash flows from financing activities:
Loans from Vangent, Inc.	—	4,448	(4,448)	—	—	—	—	—
Repayment of loans to Vangent, Inc.		—		—	—	(2,406)	2,406	—
Repayment of senior secured loan	—	—		—	(7,834)	—	—	(7,834)
Capital lease payments	(191)	(73)	—	(264)	(205)	—	—	(205)

Net cash provided by (used in) financing activities	(191)	4,375	(4,448)	(264)	(8,039)	(2,406)	2,406	(8,039)

Effect of exchange rate changes on cash and cash equivalents	—	365	—	365	—	(217)	—	(217)

Net increase (decrease) in cash and cash equivalents	9,657	1,287	—	10,944	(5,715)	(2,287)	—	(8,002)
Cash and cash equivalents, beginning of period	15,519	5,615	—	21,134	19,022	7,071	—	26,093

Cash and cash equivalents, end of period	$25,176	$6,902	$—	$32,078	$13,307	$4,784	$—	$18,091

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
          We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have a duration of four to six years, including option years. As of September 26, 2009, our total contract backlog was $2.2 billion.
          We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group. The Department of Health and Human Services (“HHS”) represented 41%, the Department of Education (“DoED”) represented 16%, and the Department of Defense (“DoD’) represented 10% of total revenue for the nine months ended September 26, 2009.
          The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 28-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and seven years with the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The fourth quarter of the calendar year typically represents the highest revenue quarter as a result of the fourth-quarter open enrollment period under the CMS contract and student financial aid activity under the DoED contract. The Government Group represented 84% of total revenue for the nine months ended September 26, 2009.
          The International Group serves local governments, central governments and commercial customers, primarily in the United Kingdom, Canada, Mexico and South America. This segment provides consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as the management of data, identity, revenue and human capital. The International Group represented 11% of total revenue for the nine months ended September 26, 2009.
          The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring. The Human Capital Group represented 5% of total revenue for the nine months ended September 26, 2009.
Nature of Our Contracts
          Contracts funded by U.S. government agencies represented about 81% of our total revenue for the nine months ended September 26, 2009. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2008, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
          Revenue generated by the Government Group reflects our continuing strategic emphasis on the development of enhanced information management and business process outsourcing solutions across the U.S. government with a particular focus in the health, education, national security, and intelligence related fields.

          We have cost-plus, fixed-price and time and materials contracts. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Cost-plus	54%	49%	51%	48%
Fixed-price	42%	45%	45%	46%
Time and materials	4%	6%	4%	6%

	100%	100%	100%	100%

Contract Backlog
          Total contract backlog is the amount of revenue we expect to realize over the remaining term of our contracts. We include in backlog task orders awarded, but not contract ceiling values, under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts. Funded backlog is the portion for which funding has been authorized. Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years. The backlog amount reported for the Government Group at September 26, 2009, reflects a four-year extension of the CMS contract that was signed in May 2009. A summary of contract backlog by business segment follows (in millions):

	September 26, 2009		December 31, 2008
	Total	Funded	Total		Funded
Government Group	$1,871.8	$233.1	$1,321.0	(1)	$243.3	(1)
International Group	354.4	251.2	360.3		262.8
Human Capital Group	10.1	10.1	16.7		16.7

	$2,236.3	$494.4	$1,698.0	(1)	$522.8	(1)

(1)	Reflects a revision to reduce total contract backlog and funded backlog by $70.1 million, compared with amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2008.
Goodwill and Intangible Assets
          Vangent performs an annual impairment review of goodwill and intangible assets not subject to amortization in the fourth quarter of each year based on estimated fair values. The valuation requires assumptions and estimates of a number of critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. The International Group has experienced an operating loss and a negative operation margin of 9.7% and the Human Capital Group has experienced an operating loss and a negative operating income margin of 8.2% for the nine months ended September 26, 2009. Continuing adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges in future periods.
Critical Accounting Policies
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
Recent Accounting Pronouncements
          Reference is made to the notes to the consolidated condensed financial statements for information on recent accounting pronouncements.

Results of Operations
          Statements of operations data follow (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	Increase	September 26,	September 27,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Statements of Operations Data
Revenue	$149,393	$133,391	$16,002	$427,875	$400,800	$27,075
Cost of revenue	128,567	106,470	22,097	362,742	329,570	33,172

Gross profit	20,826	26,921	(6,095)	65,133	71,230	(6,097)
General and administrative expenses	10,803	12,445	(1,642)	31,638	38,702	(7,064)
Selling and marketing expenses	4,967	3,757	1,210	13,849	11,963	1,886

Operating income	5,056	10,719	(5,663)	19,646	20,565	(919)
Interest expense and other, net	8,676	8,534	142	25,542	26,261	(719)

Income (loss) before income taxes	(3,620)	2,185	(5,805)	(5,896)	(5,696)	(200)
Provision for income taxes	1,647	2,632	(985)	4,519	5,728	(1,209)

Net loss	$(5,267)	$(447)	$(4,820)	$(10,415)	$(11,424)	$1,009

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	86.1	79.8		84.8	82.2

Gross profit margin	13.9	20.2		15.2	17.8
General and administrative expenses	7.2	9.4		7.4	9.7
Selling and marketing expenses	3.3	2.8		3.2	3.0

Operating income margin	3.4	8.0		4.6	5.1
Interest expense and other, net	5.8	6.4		6.0	6.5

Income (loss) before income taxes	(2.4)	1.6		(1.4)	(1.4)
Provision for income taxes	1.1	1.9		1.0	1.5

Net loss	(3.5)%	(0.3)%		(2.4)%	(2.9)%

Three and Nine Months Ended September 26, 2009 and September 27, 2008
Revenue
          The increase in total revenue of $16.0 million, or 12%, for the three months ended September 26, 2009, compared with the corresponding period in 2008 reflects an increase of $17.8 million, or 16%, for the Government Group segment, partially offset by a reduction of $1.3 million, or 7%, for the International Group segment.
          HHS represented 41% of total revenue, DoED represented 16% of total revenue, and DoD represented 10% of total revenue for the nine months ended September 26, 2009. The increase in total revenue of $27.1 million, or 7%, for the nine months ended September 26, 2009, compared with the corresponding period in 2008 reflects increases of $38.2 million, or 12%, for the Government Group segment and $2.7 million, or 12%, for the Human Capital Group segment, partially offset by a reduction of $10.3 million, or 18%, for the International Group segment.
          Refer to the Business Segment section for a discussion of revenue by segment.

Cost of Revenue
          Cost of revenue increased $22.1 million, or 21%, for the three months and $33.2 million, or 10%, for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. The increases reflects additional contract work performed under U.S. government contracts, partly offset by the effect of changes in foreign exchange rates that reduced costs of the International Group segment by $8.9 million for the nine-month period and cost savings from the use of our own employees in lieu of subcontractors on certain contracts. The average number of employees increased 17% and fringe benefit costs, primarily medical costs, increased for the nine months ended September 26, 2009, compared with the corresponding period in 2008.
          The gross profit margin, or the ratio of gross profit to revenue, was 14% for the three months ended September 26, 2009, compared with 20% for the corresponding period in 2008. The gross profit margin was 15% for the nine months ended September 26, 2009, compared with 18% for the corresponding period in 2008. The reduction in margin for the three-month period resulted primarily from the adverse effects of start-up costs and operational delays for a new contract with Mexico’s social security agency, higher costs on fixed price contracts in the Government Group, and lower assessment product revenue that typically generates a higher gross profit margin in the Human Capital Group.
General and Administrative Expenses
          General and administrative expenses were $1.6 million, or 13%, lower for the three months ended September 26, 2009, compared with the corresponding period in 2008. Expenses represented 7.2% of revenue, compared with 9.4% for the corresponding period in 2008. There were no expenses accrued for annual incentive compensation awards based on operating performance for the 2009 period, compared with $1.2 million accrued for the corresponding period in 2008. Incentive compensation expense is accrued as earned based upon the level of operating results compared to established targets.
          General and administrative expenses were $7.1 million, or 18%, lower for the nine months ended September 26, 2009, compared with the corresponding period in 2008. Expenses represented 7.4% of revenue, compared with 9.7% for the corresponding period in 2008. There were no expenses accrued for annual incentive compensation awards for the 2009 period, compared with $3.0 million accrued for the corresponding period in 2008. Expenses in the 2008 period also included a net charge of $2.0 million resulting from the settlement of a customer contract dispute. Legal fees declined $1.1 million primarily due to expenses relating to the contract dispute settlement in the 2008 period.
Selling and Marketing Expenses
          Selling and marketing expenses increased $1.2 million, or 32%, for the three months and $1.9 million, or 16%, for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. The increases reflect an increase of 50% in the number of new business development employees for the three months ended September 26, 2009, compared with the corresponding period in 2008.
Operating Income
          Operating income declined $5.7 million, or 53%, for the three months and $0.9 million, or 4%, for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. The operating income margin, or the ratio of operating income to revenue, was 3.4% for the three months ended September 26, 2009, compared with 8.0% for the corresponding period in 2008. The reductions in operating income and related margin for the three-month period primarily reflect the adverse effects of start-up costs and operational delays for a new contract with Mexico’s social security agency, higher costs on fixed price contracts in the Government Group, and lower assessment product revenue that typically generates a higher gross profit margin in the Human Capital Group.
          The reduction of $5.7 million, or 53%, in operating income for the three months ended September 26, 2009, compared with the corresponding period in 2008 consists of a reduction of $2.1 million, or 21%, for the Government Group segment, a reduction of $2.6 million for the International Group segment, and a reduction of $1.0 million for the Human Capital segment.
          The reduction of $0.9 million, or 4%, in operating income for the nine months ended September 26, 2009, compared with the corresponding period in 2008 consists of reductions of $5.8 million for the International Group segment and $1.9 million for the Human Capital segment, partially offset by an increase in operating income of $6.7 million, or 34%, for the Government Group segment.

          Refer to the Business Segment section for a discussion of operating income by segment.
Interest Expense and Other, Net
          Interest expense and other, net, was about the same for the three months but declined $0.7 million, or 3%, for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. For the nine-month period, a reduction in variable interest rates on the unhedged portion of the term loan reduced interest expense by $1.1 million, as rates on the unhedged portion of the term loan declined by an average of 1.95% (195 basis points).
Provision for Income Taxes
          A summary of the provision for income taxes follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Provision (benefit) for income taxes excluding tax valuation allowance	$555	$231	$1,011	$(1,391)
Tax valuation allowance	1,092	2,401	3,508	7,119

Total provision for income taxes	$1,647	$2,632	$4,519	$5,728

          The provision for income taxes was $1.0 million lower for the three months and $1.2 million lower for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. The reductions resulted from changes in the mix of domestic and foreign income and loss.
          The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at September 26, 2009 will not be realizable. Therefore, a valuation allowance has been provided. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.

Business Segments
          A summary of revenue and operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	Increase	September 26,	September 27,	Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue by business segment
Government Group	$125,714	$107,949	$17,765	$359,061	$320,845	$38,216
International Group	17,011	18,281	(1,270)	47,763	58,063	(10,300)
Human Capital Group	7,712	7,161	551	24,569	21,892	2,677
Elimination	(1,044)	—	(1,044)	(3,518)	—	(3,518)

	$149,393	$133,391	$16,002	$427,875	$400,800	$27,075

Business segment revenue as a percent of total revenue
Government Group	84.1%	80.9%		83.9%	80.0%
International Group	11.4	13.7		11.2	14.5
Human Capital Group	5.2	5.4		5.7	5.5
Other	(0.7)	—		(0.8)	—

	100.0%	100.0%		100.0%	100.0%

Operating income (loss) by business segment
Government Group	$7,989	$10,081	$(2,092)	$26,349	$19,608	$6,741
International Group	(2,181)	433	(2,614)	(4,639)	1,142	(5,781)
Human Capital Group	(738)	219	(957)	(2,023)	(141)	(1,882)
Corporate	(14)	(14)	—	(41)	(44)	3

	$5,056	$10,719	$(5,663)	$19,646	$20,565	$(919)

Operating income (loss) margin
Government Group	6.4%	9.3%		7.3%	6.1%
International Group	(12.8)%	2.4%		(9.7)%	2.0%
Human Capital Group	(9.6)%	3.1%		(8.2)%	(0.6)%
Government Group
          Government Group revenue of $125.7 million for the three months ended September 26, 2009 was $17.8 million, or 16%, higher than the corresponding period in 2008. The increase was generated primarily from cost-plus contracts that increased to 65% of revenue for the Government Group, compared with 60% for the corresponding period in 2008. A short-term contract with the Department of Transportation (“DoT”) under the “cash-for-clunkers” program generated revenue of $8.8 million for the three months ended September 26, 2009. Revenue from new contracts with the Department of Defense (“DoD”) increased revenue by $4.5 million, including our Traumatic Brain Injury contract with DoD’s Military Health System, partially offset by reductions from completed contracts. Revenue from Department of Commerce (“DoC”) contracts increased $4.2 million reflecting increased work on the U.S. census contract. Revenue from a new contract with the Department of State (“DoS”) generated $2.9 million for initial work on the National Passport Information Center.
          Government Group revenue of $359.1 million for the nine months ended September 26, 2009 was $38.2 million, or 12% higher than the corresponding period in 2008. Revenue from new contracts with DoD increased revenue by $15.8 million, including the Traumatic Brain Injury contract, partially offset by reductions from completed contracts. A short-term contract with DoT under the cash-for-clunkers program generated revenue of $8.8 million for the nine months ended September 26, 2009. Revenue from DoC contracts increased $8.7 million reflecting increased work on the U.S. census contract. Revenue from a new contract with DoS generated $7.3 million for initial work on the National Passport Information Center. Revenue from DoED contracts increased $3.2 million reflecting a new contract with Sallie Mae. The increases were partially offset by a reduction of $5.9 million in revenue from HHS contracts resulting from lower call volumes in the 2009 period, compared with the high levels of enrollments at the end of 2007 that were extended into the first quarter of 2008. Revenue from commercial health contracts declined $3.7 million due to completion of a contract.
          Government Group operating income declined $2.1 million, or 21%, and operating margin declined to 6.4% for the three months ended September 26, 2009, compared with 9.3% for the corresponding period in 2008. The revenue increase of $17.8 million for the three-month period was generated primarily from cost-plus contracts that generally produce lower operating margins compared with fixed-price contracts. In addition, higher call volume on student loan programs resulted in increased costs and lower operating income under DoED fixed-priced contracts. The decline in operating income was partly offset by a reduction in incentive compensation expense; there was no incentive compensation expense accrued for the 2009 period.
          Government Group operating income increased $6.7 million, or 34%, and operating margin increased to 7.3% for the nine months ended September 26, 2009, compared with 6.1% for the corresponding period in 2008 that had included a net charge of $2.0 million resulting from the settlement of a customer contract dispute. The new national passport contract with DoS, the new Sallie Mae contract with DoED, and the DoL contracts relating to ERISA filings contributed to the increase in operating income. Other factors were increased use of our own employees in lieu of subcontractors, lower incentive compensation expense, and an increase of $2.1 million in award fees earned under cost-plus contracts. These increases in operating income were partly offset by higher call volume on student loan programs that resulted in increased costs and lower operating income under DoED fixed-priced contracts.
International Group
          International Group revenue is denominated in multiple foreign currencies (primarily Pound Sterling, Canadian Dollars and Mexican Pesos) and is significantly affected by foreign currency exchange rate fluctuations. Beginning in the fourth quarter of 2008, the U.S. dollar strengthened against many currencies. This trend continued in 2009 and has resulted in lower revenue and lower costs and expenses from the International Group.
          International Group revenue for the three months declined $1.3 million, or 7%, and $10.3 million, or 18%, for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. Foreign currency exchange rate fluctuations reduced revenue from the International Group by $2.4 million, or 13%, for the three-month period and $10.3 million, or 18%, for the nine-month period, compared with average exchange rates prevailing during the corresponding periods in 2008. Measured in the local or functional currencies of the international operations, revenue from the International Group increased 6% for the three months and was about the same for the nine months, compared with the corresponding periods in 2008. The changes in local currency revenue for the three and nine months ended September 26, 2009, reflect the startup of a contract in the United Kingdom and the start up of a new contract with Mexico’s social security agency, partially offset by lower revenue from a contract termination in Venezuela in December 2008 and lower volume on Canadian contracts.
          International Group operating loss was $2.1 million for the three months and $4.6 million for the nine months ended September 26, 2009, compared with operating income of $0.4 million and $1.1 million for the corresponding periods in 2008. Operating results for the 2009 periods were adversely affected by start-up costs and operational delays relating to a new contract with Mexico’s social security agency that resulted in operating losses of $2.3 million for the three months and $4.3 million for the nine months ended September 26, 2009. In addition, international operating results for the three and nine months ended September 26, 2009, were adversely affected by a contract termination in Venezuela in December 2008 and lower volume on a Canadian contract.
Human Capital Group
          Human Capital Group revenue increased $0.6 million, or 8%, for the three months and $2.7 million, or 12%, for the nine months ended September 26, 2009, compared with the corresponding periods in 2008. The increases resulted from a new service contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure, offset in part by lower assessment product revenue and training services for various commercial customers due to reductions in customer hiring patterns and overall economic conditions.
          Human Capital Group operating losses were $0.7 million for the three months and $2.0 million for the nine months ended September 26, 2009, compared with operating income of $0.2 million for the three months and an operating loss of $0.1 million for the corresponding periods in 2008, respectively. Operating losses in the 2009 periods reflect the adverse impact of lower assessment product revenue that typically generates a higher gross profit margin and lower revenue from training services for various commercial customers due to reductions in customer hiring patterns and overall economic conditions.
Liquidity and Capital Resources
          Our primary sources of liquidity are available cash and cash equivalents, a line of credit available under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $32.1 million and availability under the revolving line of credit was $50.0 million at September 26, 2009. Based on our current level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled debt service payments, scheduled lease payments, noncancelable purchase and other contractual commitments, and planned capital expenditures.
          Cash and cash equivalents of $32.1 million are composed of cash in banks and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
          Our long-term debt was $420.4 million at September 26, 2009, and matures in the years 2013 and 2015. Debt repayments will require a significant amount of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control, including those discussed under “Risk Factors” reported elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.
          Reference is made to the notes to the condensed consolidated financial statements for information on long-term debt, revolving credit facility, scheduled maturities of long-term debt, affirmative and negative covenants including the maximum allowable consolidated leverage ratio, interest rate swap agreements on variable-rate term loan, and the fair value of the interest rate swap liability.
Working Capital
          A summary of working capital follows (in thousands):

	September 26,	December 31,
	2009	2008
Cash and cash equivalents	$32,078	$21,134
Trade receivables, net	122,267	129,859
Prepaid expenses and other assets	19,848	12,413
Current portion of long-term debt	(594)	—
Accounts payable and accrued liabilities	(71,156)	(67,109)
Fair value of liability derivatives, current portion	(4,837)	(6,063)
Accrued interest payable	(2,510)	(8,304)
Deferred tax liability	(5,009)	(3,962)
Advance payments on contracts	(2,702)	(2,695)

Working capital	$87,385	$75,273

Cash Flows
          A summary of net cash flows follows (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Net cash flows provided by (used in)
Operating activities	$23,036	$10,942
Investing activities	(12,193)	(10,688)
Financing activities	(264)	(8,039)

Operating Activities
          In assessing cash flows from operating activities, particularly when compared to prior periods, we consider several principal factors including: (i) earnings after adjusting for non-cash charges, including amortization of intangible assets, depreciation and amortization of property and equipment and deferred income taxes, (ii) the extent to which trade and other receivables increase or decrease based primarily on the timing of collections from customers, (iii) the extent to which accounts payable and accrued liabilities increase or decrease, and (iv) changes in accrued interest payable on long-term debt.
          Net cash provided by operating activities was $23.0 million for the nine months ended September 26, 2009, compared with $10.9 million for the corresponding period in 2008, an increase of $12.1 million. Earnings adjusted for non-cash charges, primarily depreciation and amortization and deferred income taxes, generated cash flow of $20.4 million for the nine months ended September 26, 2009, about the same as $20.6 million for the corresponding period in 2008.
          A reduction of $8.2 million in trade receivables contributed to cash flow from operating activities for the nine months ended September 26, 2009, compared with a reduction of $0.6 million for the corresponding period in 2008. The reduction in trade receivables resulted primarily from the timing of collections from customers. The amount of trade receivables at September 26, 2009, reflects DSO (days sales outstanding) of 74 days, compared with 73 days at December 31, 2008.
          An increase of $4.2 million in accounts payable and accrued liabilities contributed to cash flow from operating activities for the nine months ended September 26, 2009, compared with a reduction of $6.2 million that had reduced cash flow for the corresponding period in 2008. The increase primarily reflects the timing of payments to vendors, partly offset by payments of $6.0 million for incentive compensation in the 2009 period that had been earned in 2008. There was no accrued incentive compensation expense for the nine months ended September 26, 2009.
Investing Activities
          Capital expenditures of $12.2 million for the nine months ended September 26, 2009, and $6.8 million for the corresponding period in 2008 represent contractual and general infrastructure requirements. Capital expenditures of approximately $14 million are expected for the full year 2009. Net cash flow used in investing activities for the 2008 period included cash paid of $3.9 million to purchase the government health integration services of Aptiv Technology Partners in May 2008.
Financing Activities
          Net cash used in financing activities of $8.0 million for the nine months ended September 27, 2008, reflects a mandatory debt prepayment of $7.8 million under the senior secured credit facility based on a percentage of annual excess cash flow, as defined, for the preceding year. Based on the excess cash flow calculation for 2008, there was no mandatory debt prepayment required in 2009.
Credit Ratings
          The debt-to-equity ratio was 3.0 at September 26, 2009, compared with 2.9 at December 31, 2008. The most recent ratings were assigned by Standard and Poor’s in November 2008 and by Moody’s Investor Services in January 2009, as follows:

Standard
	& Poor's	Moody's
Senior secured credit facility	BB	Ba3
Senior subordinated notes due 2015	B-	Caal
Corporate credit	B+	B2
Outlook	Stable	Negative
Contractual Obligations
          Contractual commitments to make future cash payments under long-term debt agreements and contracts at September 26, 2009, follow (in millions):

		Payments Due by Period
		2009
		(remaining
		three	2010 and	2012 and
	Total	months)	2011	2013	Thereafter
Long-term debt:
Term loan under senior secured credit facility (1)	$230.4	$—	$4.2	$226.2	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0
Interest relating to long-term debt (2)	129.6	3.6	54.6	44.0	27.4
Operating and capital leases	80.5	6.0	36.2	19.9	18.4
Purchase and other contractual commitments (3)	21.2	6.2	15.0	—	—

	$651.7	$15.8	$110.0	$290.1	$235.8

(1)	There were no borrowings under the revolving credit facility at September 26, 2009. Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future additional mandatory prepayments resulting from excess cash flow.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility, the related interest rate swaps, and the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Purchase and other contractual commitments represent minimum noncancelable obligations under service and other agreements, primarily information technology and telecommunications services.
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
Off-Balance Sheet Arrangements
          As of September 26, 2009, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $80.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments
          The fair value of financial instruments at September 26, 2009, was as follows (in millions):

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under senior secured credit facility	$230.4	$230.4
9 5/8% senior subordinated notes, due February 15, 2015	190.0	176.7

	$420.4	$407.1

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities	$4.5	$4.5
Long-term liabilities	2.4	2.4

	$6.9	$6.9

Foreign currency forward contracts
Short-term liabilities	$0.4	$0.4

          The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices, and the fair value changes based on market conditions and changes in interest rates. Based on the quoted market price of $93 per $100 and yield of 11.5% at September 26, 2009, a change of 1% (100 basis points) in yield would result in a change in the fair value of the senior subordinated notes of about 4%.
Interest Rate Risk
          The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At September 26, 2009, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $185.0 million.
          The Company is subject to interest rate risk in connection with cash and cash equivalents, the unhedged portion of the variable-rate term loan, and the available revolving credit facility under the senior secured credit facility. At September 26, 2009, cash and cash equivalents amounted to $32.1 million, the unhedged portion of the variable-rate term loan was $45.4 million, and $50.0 million was available under the revolving credit facility.
Foreign Currency Risk
          Changes in foreign currency exchange rates affect the operating results of the International Group.
          Foreign currency contracts are used by Vangent Mexico, S.A. de C.V. (“Vangent Mexico”), a 100% owned subsidiary, as cash-flow hedges of exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. At September 26, 2009, the total notional amount of the contracts was $7.1 million.
          Changes in foreign currency exchange rates resulted in a nonoperating expense of $0.2 million for the nine months ended September 26, 2009.
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
Changes in Internal Control over Financial Reporting
          During the three months ended September 26, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
          Substantially all of our revenue is derived from services performed by employees in our facilities, or those of our customers. Despite our ongoing efforts to educate our employees on ways to minimize their exposure to viruses that are easily communicated in the workplace, it is impossible to completely control such risks. In the event of a serious outbreak of the H1N1 virus (or swine flu) or other communicable disease, our operations could be disrupted by high levels of illness-related absenteeism, and in extreme cases, it may be necessary to temporarily close facilities that may be affected. Such disruption would reduce our service levels and result in reduced revenues, increased expenses for employee sick pay and healthcare costs, and reduced profits and cash flow.

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

Vangent, Inc.
November 9, 2009	/s/ James C. Reagan
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