Form 10-K
period 2009-12-31
Vangent, Inc.
filed 2010-03-26
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-145355
VANGENT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	20-1961427 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at December 31, 2009.

VANGENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
ITEM 1. BUSINESS
Unless the context otherwise indicates, references to “we,” “our,” the “Successor Entity,” “Vangent,” or the “Company” refer to Vangent, Inc. and its consolidated subsidiaries.
Company Overview
Vangent’s history dates back to 1953 with the founding of the Measurement Research Center at the University of Iowa. We have been serving clients in the U.S. government since 1973. In February 2007, a managed group of entities under Pearson plc known as Pearson Government Solutions became Vangent, Inc.
We are a global provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities, including the Centers for Medicare and Medicaid Services (“CMS”), the U.S. Departments of Defense, Education, Health and Human Services, and Labor, and the U.S. Office of Personnel Management, as well as Fortune 500 companies. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of five years, including option years. As of December 31, 2009, our total contract backlog was $2.1 billion.
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
Government Group — 87% of revenue in 2009. The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 29-year history with the Department of Education (“DoED”), over 10 years with the Defense Information Systems Agency and eight years with the CMS. The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States.
International Group — 7% of revenue in 2009. The International Group serves government and commercial customers, primarily in the United Kingdom and Canada, and provides consulting, systems integration, business process outsourcing, and the management of data, identity, revenue and human capital. As of December 31, 2009, the Company’s business operations in Latin America were held for sale and are classified as discontinued operations in the consolidated financial statements. These operations were formerly part of the International Group.
Human Capital Group — 6% of revenue in 2009. The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring.

Services Offered
We provide high value, end-to-end solutions for our customers. We offer integrated consulting, systems integration and business process outsourcing services to support the design, build and operation of mission critical systems and processes for our customers and their programs. Our solutions are based on an in-depth understanding of each customer’s unique challenges, objectives and budgetary constraints.
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
Our Customers
U.S. government departments and agencies represent our largest customer group. We provide services and solutions, typically as a prime contractor, to 44 government customers with an average relationship length of approximately five years. For 2009, our largest customers were the Department of Health and Human Services including the CMS contract, and the Departments of Education and Defense. We have more than 30 years of experience in providing information management and strategic business process outsourcing to several civilian and defense agencies of the federal government. We believe our long-standing relationships are due in large part to our technical expertise and proven performance on customer contracts, particularly providing support for our customers’ mission essential programs. Additionally, our services build and leverage agency program knowledge to increase efficiencies.

Through our acquisition of Aptiv Technology Partners in May 2008, we added new customers at the Veterans Health Administration, Indian Health Service and portions of the Military Health System. Internationally, our customers include local governments, central governments and commercial customers, primarily in the United Kingdom and Canada, and in Latin America where our operations are held for sale. We provide consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as management of data, identity, revenue and human capital. In the Human Capital Group, we provide private sector entities, including many Fortune 500 companies, with workforce solutions that automate and improve the recruitment, assessment, selection and development of their employees.
A list of our most significant customers follows:
U.S. Department of Health and Human Services
Centers for Medicare and Medicaid Services
Centers for Disease Control and Prevention
U.S. Department of Education
Office of Federal Student Aid
U.S. Department of Defense
U.S. Air Force
U.S. Army
U.S. Navy
U.S. Department of Labor
U.S. Department of State
U.S. Office of Personnel Management
U.S. Department of Transportation
U.S. Department of Commerce
U.S. Census Bureau
U.S. Intelligence Agencies
Canada Post
London Borough of Southwark
Our Contracts
We provide services under three types of contractual arrangements: cost-plus, fixed-price, and time and materials, as follows:
•	Cost-plus (cost reimbursable). We are reimbursed for costs that are determined to be reasonable, allowable and are allocated to the contract and we are paid a fee representing the profit margin negotiated at contract award, which may be a fixed amount and/or performance based. Revenue and profit under cost-plus service contracts is recognized as costs are incurred based on negotiated rates. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Incentive fees on cost-plus service contracts are recognized when awarded by the customer or, if determinable as of the reporting date, are recognized ratably over the contract performance period.

•	Fixed Price. We perform specific tasks or services identified in the contract statement of work for a fixed price over a defined period of performance. Compared with time and materials and cost reimbursable contracts, fixed price contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue and profit on fixed-price service contracts are recognized ratably as services are performed or as units are delivered

•	Time and Materials. We are paid for labor at fixed contracted billing rates and paid for allowable costs related to materials, travel and other direct charges. Revenue for time-and-materials contracts is recognized on the basis of allowable labor hours multiplied by the contracted billing rates, plus costs for items used in the performance of the contract. Profit on time-and-materials contracts result from the difference between the cost of services performed and the contracted billing rates for these services.

A summary of revenue by contract type follows:

	Years Ended December 31,
	2009	2008	2007

Cost-plus	55%	51%	47%
Fixed-price	41%	43%	48%
Time and materials	4%	6%	5%

	100%	100%	100%

Most of our revenue is derived from contracts which have duration of approximately five years, including option years. However, several contracts have a longer duration.
As part of the contract bidding process, we may enter into agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer’s requirements. Subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we often enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. We use subcontractors primarily for non-core functions, such as to provide supplemental customer service representatives and to provide specialists with domain expertise. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. We are the prime contractor on most of our contracts, and revenue from contracts in which we were the prime contractor represented 85% of total revenue for 2009.
Our contracts are typically awarded for an estimated dollar value based on the cost proposal for the statement of work to be performed under the contract over its maximum life. We earn additional revenue from increases in program scope beyond that of the original contract. The government is not obligated to exercise options under a contract after the base period. Toward the end of a contract, the customer may announce a recompete of the existing contract if services are still required.
Many government contracts are indefinite delivery, indefinite quantity (“IDIQ”) contracts or government-wide acquisition contracts (”GWACs”), which are often awarded to multiple contractors. IDIQ contracts and GWACs do not represent a firm order for services. We have several GWACs issued by the General Services Administration and other government agencies. When a customer wishes to order services under an IDIQ contract or GWAC, it issues a request for proposals. Proposals are submitted by multiple contract awardees and task orders are typically awarded based on a best-value or lowest cost approach.
Contract Backlog
We track contract backlog to assess our current business development effectiveness and to assist us in forecasting financial performance and future business needs. We define total contract backlog as the amount of revenue we expect to realize over the remaining term of the contract including the base period and all option years. We do not include contract ceiling values under GWAC or IDIQ contracts in backlog. We define funded backlog as the portion of our contracts for which funding has been authorized.
A summary of contract backlog by business segment follows (in millions):

	December 31, 2009		December 31, 2008
	Total	Funded	Total	Funded
Government Group	$1,782.6	$313.4	$1,250.9	$173.2
International Group	291.2	196.8	284.7	189.9
Human Capital Group	7.1	7.1	16.7	16.7
Discontinued operations	44.9	44.9	75.6	72.9

	$2,125.8	$562.2	$1,627.9	$452.7

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
Larger contracts may also be subject to the Truth in Negotiations Act (“TINA”) and Cost Accounting Standards. TINA requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract, modification or task order over a $650,000 threshold, and in certain other circumstances. Cost Accounting Standards require consistency of accounting practices over time and compliance with specific cost accounting criteria. FAR sets forth the rules regarding the allowability and allocability of costs incurred in connection with cost-reimbursable federal government contracts.
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
The federal government strives to avoid awarding contracts to companies that may have an organizational conflict of interest (“OCI”). The FAR describes the situations that may result in an OCI and provides guidance to contracting officers in order to avoid or mitigate an actual or potential OCI. An OCI involves a situation that arises or might arise because the nature of the work to be performed by a contractor may, absent some restriction on future activities, result in an unfair competitive advantage to the contractor, impair the contractor’s objectivity in performing the contract work or make the contractor potentially unable to render impartial assistance or advice to the federal government. The contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. These types of restrictions may restrict our ability to obtain additional work beyond tasks that we currently perform or performed in the past.
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
Our books and records are subject to audit by audit agencies. The Defense Contract Audit Agency performs audits on behalf of the U.S. government. Approval of submitted annual incurred contract costs can take from one to three years from the date of submission of the incurred contract costs. Audits of incurred contract costs for the years 2005 to 2009 are open. An adverse finding under an audit could result in the disallowance of costs under a U.S. government contract, termination of federal government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the federal government. See “Risk Factors- Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.” In the event that an audit results in disallowance of costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions.

Sales and Marketing
Our sales organization is centralized at the corporate level for the Government Group. The Government Group sales organization reports to the Senior Vice President of Corporate Development whose responsibilities include participating in strategy development, setting priorities and maturing opportunities for account penetration and expansion, establishing strategic partnerships, evolving the capabilities and processes of the organization, and managing the Government Group sales force. The sales organizations for the Human Capital Group and the International Group report to the respective Senior Vice President and General Manager for those groups.
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
Competition
We compete against well capitalized divisions of large defense, information technology services and outsourcing prime contractors, as well as a number of smaller federal contractors with specialized capabilities. Our competitors include Accenture, ACS (a Xerox company), Booz Allen Hamilton, Computer Sciences Corporation, Electronic Data Systems (a unit of Hewlett Packard), IBM, Northrop Grumman, and SAIC. We believe that the major competitive factors that affect our ability to compete are:
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
Employees
There were 8,728 employees at December 31, 2009, compared with 7,212 at December 31, 2008. The increase of 1,516, or 21%, reflects increased staffing in connection with the U.S. 2010 census contract and a contract with the Mexican social security agency. There were 7,394 employees associated with continuing operations, including 59 members of one labor union in the United Kingdom. There were 1,334 employees associated with discontinued operations, including 919 members of labor unions in Mexico and Argentina. We consider our employee relations to be satisfactory.
Intellectual Property
We believe our intellectual property, especially our proprietary methodologies, is of economic importance to our business. In addition, we rely on trademarks and copyrights related to our business. We believe we have taken reasonable measures consistent with industry practice to protect the secrecy, confidentiality and value of our intellectual property.

Forward-Looking Statements
This annual report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements. All forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in costs or operating expenses; our substantial debt; changes in the availability of and cost of capital; general economic and business conditions and the other factors set forth under “Risk Factors” in this annual report on Form 10-K. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company undertakes no obligation, and specifically declines any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We derive a significant portion of our revenue from contracts and subcontracts with U.S. government departments and agencies, including the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”). The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Among the factors that could impact federal government spending and reduce our federal government contracting business are:
•	a reapportioning of or decline in spending by the federal government in general, and HHS and DoED in particular, as a result of changes in federal policies or spending priorities, general economic conditions, or increased focus on federal budgets from concerns over federal deficits;

•	a failure by Congress to appropriate funds for programs in which we participate;

•	changes or delays in or cancellations of federal government programs;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	federal government shutdowns or other delays in the government appropriations process;

•	curtailment of the federal government’s use of third-party service firms or an increase in the trend toward insourcing by the federal government; and

•	changes in the political climate that may affect the funding of operations or the services we provide.
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
We are dependent on two contracts for a substantial portion of our revenue. One contract with CMS and one contract with the DoED represent a significant portion of our revenue. The loss of either of these contracts, or a significant reduction in the value of either of these contracts, would significantly and adversely affect our business, financial condition and results of operations.
Our federal government contracts may be terminated by the federal government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of revenue or reduction in contract backlog.
Under the term of our contracts, the federal government may unilaterally:
•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay the payment of our invoices by government payment offices;

•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery, indefinite quantity (“IDIQ”) contracts;

•	audit our contract related costs and fees; and

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.
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
Many of our federal government contracts are multiple award IDIQ contracts, such as our IDIQ contract with CMS. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the federal government is not obligated to order a minimum of services or supplies from a contractor beyond a token amount, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the federal government customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best value approach. Many IDIQ contracts also permit the government customer to direct work to a specific contractor. Additionally, GWACs, like IDIQ contracts, do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. Our federal government customers may not award us task orders under our IDIQ contracts or GWACs, which could have a material adverse effect on our business, financial condition and results of operations. We do not include contract ceiling values for IDIQ contracts or GWACs in our contract backlog.
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

Costs of performing under time and materials and fixed price contracts may exceed revenue.
With cost-plus contracts, so long as actual costs incurred are within the contract ceiling and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated profit amount. We assume financial risk on time-and-materials and fixed price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could incur losses on a particular contract or have lower than anticipated margins. We also assume the risk of damage or loss to federal government property and we are responsible for third party claims under fixed price contracts.
We are exposed to risks associated with operating internationally.
We operate in five countries outside the U.S. Our operations in the United Kingdom and Canada are reported in continuing operations and our operations in Latin America, including Mexico, Venezuela and Argentina, are reported in discontinued operations. We have classified our Latin American business as discontinued operations for accounting purposes and have made a determination to sell these operations in 2010. We may experience operating losses on discontinued operations until sale or disposal activities are complete.
Our foreign operations are subject to risks customarily associated with doing business in foreign countries, including fluctuations in foreign currency exchange rates, labor and economic conditions, political instability, controls on repatriation of earnings, nationalization, expropriation and other forms of restrictive actions by local governments. Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.
Our international operations conduct most of their business in local currencies. Since our financial results are reported in U.S. dollars, our financial results are affected by changes in the foreign exchange rates of the local currencies in relation to the U.S. dollar. Currency-related risks of Venezuela surfaced in the fourth quarter of 2009 when we began to translate financial results using the market rate that was 63% below the government’s official rate. The government devalued the official exchange rate in January 2010. In addition, the Venezuelan economy was determined to be highly inflationary causing the functional currency used for accounting and consolidation purposes to change beginning in January 2010 under U.S. generally accepted accounting principles (“U.S. GAAP”). Changes in foreign currency exchange rates may also affect transactions which are denominated in currencies other than the local currency.
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

Our net operating tax losses may not be used within the carryforward period to reduce future federal income tax payments, and a 3% tax withholding requirement applicable to government contractors will adversely affect our operating cash flow.
At December 31, 2009, we had accumulated U.S. net operating tax losses of $53.9 million that is available to offset future taxable income and reduce future federal income taxes during the carryforward period. The utilization of available losses depends on the generation of future taxable income to absorb the losses. We may not be able to use available losses within the carryforward period. In addition, based on U.S. GAAP, we have determined for financial accounting and reporting purposes that it is not more likely than not that we will be able to apply or use the available losses to reduce future federal income taxes during the carryforward period. This assessment is updated annually or more frequently based on changes in circumstances.
A 3% withholding requirement under which certain customers of government contractors would reduce their cash payments by 3% of the billing amount and remit the funds directly to the Internal Revenue Service as an advance payment of the government contractor’s income tax liability was passed in Section 511 of the “Tax Increase Prevention and Reconciliation Act of 2005” (P.L. 109-222). The “American Recovery and Reinvestment Act of 2009” delayed the effective date to January 2012. We expect to continue to generate net operating tax losses and we do not expect to make federal income tax payments for the foreseeable future. As a result, if the 3% withholding requirement becomes effective as scheduled, it will adversely affect our cash flow until such time that we could file for and obtain a refund of the payments made on our behalf.
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
If our subcontractors or joint venture partners fail to perform their contractual obligations, we may be required to incur costs and perform on their behalf and our reputation as a prime contractor and our ability to obtain future business could be adversely affected.
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
Our operations may suffer significant disruption as a result of a serious pandemic or other national emergency.
Substantially all of our revenue is derived from services performed by employees in our facilities, or those of our customers. In the event of a serious outbreak of a virus, H1N1 flu, other communicable disease, a serious weather related disruption or other national emergency, our operations could be disrupted by high levels of absenteeism, and in extreme cases, it may be necessary to temporarily close facilities. Such disruptions could reduce our service levels and adversely affect our business, financial condition and results of operations.
A preference for minority owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain federal governmental procurements.
As a result of the Small Business Administration set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.
Our employees may violate company policies and procedures by engaging in misconduct or other improper activities, which could adversely affect our business.
A significant number of our employees are involved in federal government contracting and billing processes, which require compliance with a number of procurement laws and regulations. In addition, in the course of our business, our employees routinely obtain access to sensitive or classified government information and personal information that is subject to privacy laws. We are exposed to the risk of employee misconduct that could include intentional or unintentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time or expense records. Employee misconduct could also involve the improper use of our customers’ or their constituents’ sensitive or classified information, which could result in regulatory sanctions against us and adversely affect our reputation. While we have policies and processes in place, it is not always possible to prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling risks or losses.

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
We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes Oxley Act of 2002, including Section 404. The Sarbanes Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. As a result of an extension of the transition period established for non-accelerated filers, an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting will initially be required beginning with the Company’s annual report on Form 10-K for the year ending December 31, 2010. These requirements will increase our costs and may place a strain on our systems and resources. The effort to comply with these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition or results of operations.
Additional Risks Relating to Debt
Our substantial debt could adversely affect our financial health and prevent us from meeting our debt service obligations.
As of December 31, 2009, we had long-term debt of $420.4 million outstanding, and, subject to certain limitations including compliance with the maximum allowable limits under the leverage ratio covenant, we would have been able to borrow an additional $49.8 million under our revolving credit facility. Our substantial debt could have important consequences. For example, it could:
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
Long-term debt of $420.4 million at December 31, 2009, is scheduled as follows: (i) a term loan payment of $13.5 million is due March 31, 2010 under the senior secured credit facility; $1.7 million is due in 2012 and the remaining balance of the term loan amounting to $215.2 million is scheduled to mature in February 2013, and (ii) the senior subordinated fixed rate notes of $190.0 million are scheduled to mature in February 2015. Debt repayments will require significant amounts of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity. In addition, we are subject to interest rate risk on the unhedged portion of the variable-rate term loan and the available portion of the revolving credit facility under the senior secured credit facility.

Despite current debt levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
The terms of the indenture governing the senior subordinated notes and the senior secured credit facility allow us to incur additional debt of up to $49.8 million under the senior secured credit facility, subject to certain limitations. The borrowings would be senior to the senior subordinated notes. If new debt is added to our current debt levels, the related risks that we now face would likely increase.
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
Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the senior secured credit facility or otherwise in an amount sufficient to enable us to make payments on our debt, or to fund other liquidity needs. We may need to refinance all or a portion of our debt, on or before the maturity thereof. We may not be able to refinance any of our debt, including the senior secured credit facility and the senior subordinated notes, on commercially reasonable terms, or at all.
In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the debt agreements. If such a default were to occur, the lenders under the senior secured credit facility could elect to declare all amounts outstanding under the facility immediately due and payable, and the lenders would not be obligated to continue to extend loans under the revolving credit facility. In addition, if such a default were to occur, the senior subordinated notes would become immediately due and payable. The lenders may also elect to have the rights to all current and future payments received under certain customer contracts assigned to them. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the debt obligations to the debt holders, including holders of the senior subordinated notes.
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
Any default under the debt agreements, including a default under the senior secured credit facility that is not waived by the holders, and the remedies sought by the holders of such debt, could make us unable to pay principal, premium, if any, and interest on the senior subordinated notes and substantially decrease the market value of the senior subordinated notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including our senior secured credit facility), we could be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed there under to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the senior secured credit facility or other debt we may incur in the future to avoid being in default. If we breach our covenants under the senior secured credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the senior secured credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the senior secured credit facility, could proceed against the collateral securing the debt. If the debt under the senior subordinated notes or under the senior secured credit facility or any of our other debt is accelerated, we may be unable to repay or finance the amounts due because the governing indenture has customary cross default provisions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We lease commercial office facilities in the United States and foreign countries in connection with the services we provide for customers. Upon expiration of the leases, we do not anticipate difficulty in obtaining renewals or alternative space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current and anticipated needs of our business. We do not own any real estate.

A summary of the locations of leased facilities and space under lease, net of subleases, at December 31, 2009, follows:

Square Feet
United States
Arlington, Virginia (corporate headquarters)	68,833
Atlanta, Georgia	5,026
Bloomington, Minnesota	1,266
Cedar Rapids, Iowa	21,050
Chicago, Illinois	30,591
Corbin, Kentucky	35,270
Coralville, Iowa	103,947
Emeryville, California	2,069
Falls Church, Virginia	12,015
Herndon, Virginia	27,761
Lawrence, Kansas	174,000
Orlando, Florida	2,670
Tampa, Florida	99,039
Pawcatuck, Connecticut	6,127
Phoenix, Arizona	162,343
Richmond, Virginia	123,199
Sandy, Utah	131,703
Washington, D.C.	3,310

1,010,219

Foreign Locations
Edmonton, Canada	3,000
London, United Kingdom	21,828
Mississauga, Canada	7,066
Montreal, Canada	19,790
Ottawa, Canada	11,896
Rotherham, United Kingdom	3,000

66,580

Discontinued Operations
Buenos Aires, Argentina	37,674
Caracas, Venezuela	7,319
Mexico City, Mexico	20,846

65,839

ITEM 3. LEGAL PROCEEDINGS
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
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data for the Successor Entity for the years ended December 31, 2009 and 2008, and for the period February 15 to December 31, 2007, have been derived from Vangent’s consolidated financial statements.
Financial data for the Predecessor Entity for the period January 1 to February 14, 2007 and for the years ended December 31, 2005 and 2006 have been derived from carve-out financial statements based on the historical accounting records of Pearson Government Solutions Business. Prior to the acquisition of the Company by Veritas Capital and its affiliates (“Acquisition”), there was no direct ownership relationship among the operations comprising the business. Accordingly, owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity.

Selected financial data follows (dollars in thousands):

	Successor Entity (1)			Predecessor Entity
			Period	Period
	Years Ended		February 15 to	January 1 to	Years Ended
	December 31,		December 31,	February 14,	December 31,
	2009	2008	2007	2007	2006	2005
Statements of Operations Data
Revenue	$583,986	$532,049	$427,129	$55,514	$499,387	$506,256
Cost of revenue	490,500	440,495	356,241	45,411	394,287	419,525

Gross profit	93,486	91,554	70,888	10,103	105,100	86,731
General and administrative expenses	40,387	46,440	40,267	9,219	43,117	30,285
Selling and marketing expenses	18,003	14,930	13,284	1,766	17,898	17,108
Impairment charges for goodwill and intangibles	11,227	13,766	—	—	—	—

Operating income (loss)	23,869	16,418	17,337	(882)	44,085	39,338
Interest expense, net	34,289	35,244	33,418	6	854	543

Income (loss) from continuing operations before income taxes	(10,420)	(18,826)	(16,081)	(888)	43,231	38,795
Provision (benefit) for income taxes	6,794	4,939	6,151	(275)	16,108	14,570

Income (loss) from continuing operations	(17,214)	(23,765)	(22,232)	(613)	27,123	24,225
Income (loss) from discontinued operations (net of tax)	(16,794)	(2,742)	183	238	1,492	1,121

Net income (loss)	$(34,008)	$(26,507)	$(22,049)	$(375)	$28,615	$25,346

Balance Sheet Data
Cash and cash equivalents	$44,638	$19,446	$23,831	$1,478	$9,562	$3,044
Working capital	76,179	75,272	69,439	72,061	60,024	21,663
Total assets	640,229	666,274	694,068	605,087	596,776	608,779
Long-term debt	420,366	420,366	420,875	—	—	—
Owner’s/stockholder’s equity	109,863	144,637	180,289	541,853	529,084	491,283

Statements of Cash Flow Data
Cash flows provided by (used in):
Operating activities	40,387	18,410	30,847	(18,896)	14,378	43,606
Investing activities	(15,783)	(13,530)	(622,612)	(3,727)	(15,885)	(22,920)
Financing activities	(188)	(8,088)	617,803	13,271	9,110	(41,650)

Other Financial Data
Depreciation and amortization	31,883	33,558	28,401	2,138	12,204	10,522
Capital expenditures	10,682	9,053	6,792	3,707	5,250	21,003

(1)	As a result of the purchase method of accounting and the valuation of assets and liabilities at fair value in connection with the Acquisition in February 2007, the results of operations for the Successor Entity are not comparable with the Predecessor Entity. The new basis of accounting and the related financing has a significant effect on the results of operations of the Successor Entity and reflects:
•	Amortization of intangible assets included in cost of revenue.
•	Interest expense paid and accrued on long-term debt.
•	A tax valuation allowance included in the provision for income tax resulting from the assessment that deferred tax assets are not more likely than not to be realized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this annual report on Form 10-K. Refer also to “Item 1A Risk Factors” and” Forward Looking Statements” for a discussion of risks and uncertainties that could affect our business, financial condition or results of operations.
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of December 31, 2009, our total contract backlog was $2.1 billion, an increase of 31% over December 31, 2008.
We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group. The Department of Health and Human Services (“HHS”) represented 44% and the Department of Education (“DoED”) represented 15% of total revenue for 2009.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 29-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and eight years with the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The fourth quarter of the calendar year typically represents the highest revenue quarter as a result of the fourth-quarter open enrollment period under the CMS contract and student financial aid activity under the DoED contract. The Government Group represented 87% of total revenue for 2009.
The International Group serves government and commercial customers, primarily in the United Kingdom and Canada, and provides consulting, systems integration, business process outsourcing, and the management of data, identity, revenue and human capital. As of December 31, 2009, the Company’s business operations in Latin America were held for sale and are classified as discontinued operations in the consolidated financial statements. These operations were formerly part of the International Group. The International Group represented 7% of total revenue for 2009.
The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring. The Human Capital Group represented 6% of total revenue for 2009.
Vangent Acquisition Transaction (the “Acquisition”)
On February 14, 2007, Vangent Holding Corp. consummated the acquisition of all of the equity interests of (i) Pearson Government Solutions, Inc., a 100%-owned subsidiary of Pearson, and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc. engaged in the consulting, systems integration and business process outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities. We refer to this transaction as the “Acquisition.” Pearson and the other seller entities are referred to as the “sellers” or “Predecessor Entity.”
Purchase Consideration. The total purchase consideration paid to Pearson for the Acquisition was $638.5 million and included: (i) $560.0 million in cash; (ii) $35.0 million in Series A preferred stock of Vangent Holding Corp.; (iii) $5.0 million in Series B preferred stock of Vangent Holding Corp.; and (iv) 10% of the Class A membership interests in Vangent Holding LLC, the majority shareholder in Vangent Holding Corp.

Accounting for the Acquisition was based in part on the portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by Vangent Holding Corp. (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities were assigned new values which include part carryover basis and part fair value basis. Goodwill of $301.9 million resulted from the Acquisition.
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
Basis of Presentation
The financial statements for the Predecessor Entity have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) from the historical accounting records of Pearson plc and are presented on a carve-out basis until February 14, 2007, the date of the Acquisition. The carve-out financial statements include allocations from Pearson for corporate expenses based on a percentage of revenue or headcount measures to cover support and administrative services.
For management discussion and analysis purposes, the statements of operations data for 2007 represent the mathematical addition of the results for the Predecessor Entity for the period January 1 to February 14, 2007 and for the Successor Entity for the period February 15 to December 31, 2007. Although this approach is not consistent with U.S. GAAP, we believe it is the most meaningful way to review the statements of operations data for such periods.
The new basis of accounting resulting from the Acquisition in February 2007 and related financing had a significant effect on statements of operations data for periods subsequent to the Acquisition and reflects amortization of intangible assets, interest expense on debt, and an income tax valuation allowance.
In the fourth quarter of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America. The consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V. For management discussion and analysis purposes, the results of operations discussion reflects the results from continuing operations, and discontinued operations are discussed separately.
Factors Affecting Our Results of Operations
Our results of operations are affected by a number of factors, including but not limited to the following:
Nature of Our Contracts
Contracts funded by U.S. government agencies represented 84% of total revenue for 2009, compared with 79% for 2008. The continuation and renewal of existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Revenue generated by the Government Group reflects our continuing strategic emphasis on the development of enhanced information management and business process outsourcing solutions across the U.S. government with a particular focus in the health, education, national security, and intelligence related fields.

Revenue from contracts in which we acted as the prime contractor represented 85% of total revenue for 2009, compared with 90% for 2008. We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Years Ended December 31,
	2009	2008	2007

Cost-plus	55%	51%	47%
Fixed-price	41%	43%	48%
Time and materials	4%	6%	5%

	100%	100%	100%

Cost of Revenue
Cost of revenue includes labor, facilities, other direct contract costs, overhead, management and support, amortization of intangible assets, depreciation of property and equipment, and other costs attributable to serving our customers. Labor includes salaries, wages and related employee benefits associated with the professional and customer service staff. Facilities costs include rent for commercial office space and a portion of headquarters costs. Other direct contract costs include travel, hardware and software, and costs of subcontractors.
General and Administrative Expenses and Selling and Marketing Expenses
General and administrative expenses are not directly associated with performing work for our customers and include salaries and wages, associated fringe benefits, facilities, depreciation, travel, and insurance. Among the functions covered by general and administrative expenses are human resources, information systems, accounting, general management, legal, finance, contracts, and purchasing. Selling and marketing expenses for the sales and business development group include salaries, wages and commissions, associated fringe benefits, facilities, travel, and bid and proposal expenses. Most of these expenses qualify as allowable costs under the cost accounting standards for contracting with the federal government.
Income Taxes
The Buyer made an election under Section 338(h) (10) of the Internal Revenue Code that significantly increased the tax basis of our U.S. assets, primarily intangible assets and goodwill, and increased tax deductions for the related amortization of intangibles and goodwill. The tax deductions for amortization contribute to the net operating losses for the periods subsequent to the Acquisition, and the net operating loss carryforward plus future tax amortization are available to reduce future cash taxes. A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. federal, state and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not.

Contract Backlog
Total contract backlog is the amount of revenue we expect to realize over the remaining term of our contracts. We include in backlog task orders awarded, but not contract ceiling values, under government-wide acquisition contracts or indefinite delivery, indefinite quantity contracts. Funded backlog is the portion for which funding has been authorized. Most of our federal government contracts allow the customer the option of extending the period of performance for a period of one or more years. The backlog amount reported for the Government Group at December 31, 2009, reflects a four-year extension of the CMS contract that was signed in May 2009. A summary of contract backlog by business segment follows (in millions):

	December 31, 2009		December 31, 2008
	Total	Funded	Total	Funded
Government Group	$1,782.6	$313.4	$1,250.9	$173.2
International Group	291.2	196.8	284.7	189.9
Human Capital Group	7.1	7.1	16.7	16.7
Discontinued operations	44.9	44.9	75.6	72.9

	$2,125.8	$562.2	$1,627.9	$452.7

Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in the notes to the consolidated financial statements. A number of our accounting policies require the application of significant judgment by management, and such judgments are reflected in the amounts reported in the consolidated financial statements. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Estimates and assumptions are based upon what we believe is the best information available, historical experience, the terms of existing contracts, observations of trends in the industry, information provided by our customers, and information available from other outside sources. Estimates and assumptions could change materially as conditions within and beyond our control change. We evaluate the estimates and judgments relating to critical accounting policies on an ongoing basis, including those related to revenue recognition, amortization of intangible assets, goodwill, equity-based compensation, and income taxes. Actual results may differ significantly from the estimates reflected in the consolidated financial statements. We believe the following are our critical accounting policies.
Revenue Recognition and Cost Estimation on Long-Term Contracts
Revenue is derived primarily from contracts with the U.S. Government. Revenue from service contracts is recognized when earned, generally as work is performed in accordance with the FASB Accounting Standards Codification Topic 605-10, Revenue — Overall (Securities and Exchange Commission, Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.
Contracts with customers are fixed-price, cost-plus, or time-and-materials contracts. Revenue and profit on fixed-price service contracts under which the Company is paid a specific amount to provide services are recognized ratably as services are performed or as units are delivered. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Incentive fees on cost-plus service contracts are recognized when awarded by the customer or, if based on successful completion of measurable objectives determinable as of the reporting date, are recognized ratably over the contract performance period. Revenue for time-and-materials contracts is recognized on the basis of allowable labor hours multiplied by the contracted billing rates, plus costs for items used in the performance of the contract. Profit on time-and-materials contracts result from the difference between the cost of services performed and the contracted billing rates for these services.
Revenue and profit on fixed-price systems development contracts within the scope of the FASB Accounting Standards Codification Topic 605-35, Revenue Recognition — Construction-Type and Production-Type (formerly Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts), are recognized using the cost-to-cost method under the percentage-of-completion method based on the ratio of actual costs incurred to the total estimated costs at completion of the contract, multiplied by estimated total contract revenue. Provision for the full amount of an anticipated loss on a contract is recognized in the period in which the loss becomes probable and can be reasonably estimated.

Revenue recognition requires significant judgment relative to assessing risks, estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Contracts may include a combination of one or more of services or deliverables. Judgment is required to determine if a contract with more than one element should be segmented into separate units of accounting with revenue allocated to each element.
Invoices to customers are prepared in accordance with the terms of the contract which may not be directly related to the performance of services or the recognition of revenue. Unbilled receivables are invoiced to customers based upon the achievement of specific criteria defined by the contract including deliverables, milestones, timetables, or the incurrence of certain costs. Payments received from customers in advance of delivery or the performance of services are classified as deferred revenue. Reimbursements of certain costs, including certain hardware costs or out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue as costs are incurred.
Definite-Life Intangible Assets
Definite-life intangible assets resulted from the Acquisition are amortized over their estimated useful life. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations. The carrying amount of definite-life intangible assets is evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.
Goodwill and Indefinite-Life Intangible Asset
Goodwill in connection with the Acquisition was recorded in February 2007 representing the excess of the cost of the Acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill was allocated to each of the business segments at the time of the Acquisition as follows: Government Group $247.7 million, International Group $22.7 million and Human Capital Group $19.2 million. In addition, an indefinite-life intangible asset amounting to $11.2 million was established for the Human Capital Group. The Company tests goodwill and the indefinite-life intangible asset for each reporting unit, or segment, on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. The impairment test is a two-step process. The first step compares the fair value of each reporting unit with the carrying amount, including goodwill. The fair values are determined using the income approach based on a discounted cash flow methodology. The Company considers and relies, in part, on reports of a third-party expert to determine the fair values. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount for a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of the impairment loss by comparing the fair value of goodwill with carrying amount of goodwill.
As a result of goodwill impairment charges aggregating $13.8 million for 2008, the balance of goodwill for the International Group was reduced to $16.9 million and for the Human Capital Group was reduced to $10.9 million at December 31, 2008. In the fourth quarter of 2009, the Company performed the annual impairment test of goodwill and the indefinite-life intangible asset and recorded an impairment charge of $11.2 million, as follows: (i) goodwill for the International Group was impaired by $7.9 million as a result of continuing adverse business conditions and reduced expectations of future operating performance; and (ii) goodwill and the indefinite-life intangible asset for the Human Capital Group were impaired by $2.5 million and $0.8 million, respectively, as a result of high and continuing unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers.
The process of evaluating the impairment of goodwill and the indefinite-life intangible asset is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the annual evaluation, estimates and judgments are developed about the future cash flows of each of the reporting units, including estimated long-term growth rates, the level and timing of future cash flows, discount rates and assumptions about the future economic and operating environment. Although cash-flow forecasts are based on assumptions that are consistent with plans and estimates that are used to manage the business segments, there is significant judgment in determining the cash flows attributable to reporting units over the forecast period.

As of December 31, 2009, the remaining balance of goodwill was $268.2 million, of which $250.4 million was associated with the Government Group, $9.3 million with the International Group, and $8.5 million with the Human Capital Group. The remaining balance of the indefinite-life intangible asset of the Human Capital Group was $10.3 million at December 31, 2009. Since the Acquisition in February 2007, there has not been an impairment of goodwill associated with the Government Group. Based upon our last impairment analysis, the Company believes the estimated fair value is substantially in excess of the carrying value for the Government Group. The Company has recorded goodwill impairment charges in both the International and Human Capital Groups in 2008 and 2009, and therefore the carrying values of those reporting units have been written down to their fair value. Further declines in those markets would likely require additional impairment charges.
The Company will continue to test goodwill and the indefinite-life intangible asset on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. We cannot be certain that a future downturn in our business or adverse changes in market conditions compared with our estimates and assumptions will not result in future impairment charges. Failure to achieve forecast operating results due to further weakness in the economic environment or other factors could result in future impairment charges.
Equity-Based Compensation
Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to the Company’s employees and to certain directors. The Class B membership interests are net profits interests in Vangent Holding LLC and are considered equity-based awards. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award. The fair value of Class B membership interests of 5.3% in Vangent Holding LLC granted in 2007 amounted to $6.0 million and was based on the amount paid in February 2007 by Veritas Capital for 90% of the Class A membership interests in Vangent Holding LLC and the value of Pearson’s 10% Class A membership interest, less a 35% discount for lack of liquidity.
The fair value of grants of Class B membership interests is determined by management using an income approach based on a cash flow methodology, less a discount for lack of liquidity. The Company considers and relies, in part, on reports of third-party experts in the determination of fair value of grants of Class B membership interests. The fair value of grants of 1.5% in 2008 amounted to $1.1 million, net of a 35% discount for lack of liquidity. The fair value of grants of 0.4% in 2009 amounted to $0.4 million, net of a 25% discount for lack of liquidity.
Income Taxes
The Company accounts for income taxes based on an asset and liability approach that is used for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carryforwards. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized. The effect of a change in tax rates is recognized in the provision for income tax in the period the change in rates is enacted.
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2009, will not be realizable. A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. federal, state and local deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not. A reduction to the tax valuation allowance would be recorded as an adjustment to the provision for income taxes.
An income tax benefit resulting from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the tax authorities. An uncertain tax position represents a tax benefit claimed or expected to be claimed on an income tax return. The Company has determined that it has no uncertain tax positions. Interest and penalties, if any, are recognized as part of the provision for income taxes.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Years Ended			Years Ended
	December 31,		Increase	December 31,		Increase
	2009	2008	(Decrease)	2008	2007 (1)	(Decrease)
Statements of Operations Data
Revenue	$583,986	$532,049	$51,937	$532,049	$482,643	$49,406
Cost of revenue	490,500	440,495	50,005	440,495	401,652	38,843

Gross profit	93,486	91,554	1,932	91,554	80,991	10,563
General and administrative expenses	40,387	46,440	(6,053)	46,440	49,486	(3,046)
Selling and marketing expenses	18,003	14,930	3,073	14,930	15,050	(120)
Impairment charges for goodwill and intangibles	11,227	13,766	(2,539)	13,766	—	13,766

Operating income	23,869	16,418	7,451	16,418	16,455	(37)
Interest expense, net	34,289	35,244	(955)	35,244	33,424	1,820

Loss from continuing operations before income taxes	(10,420)	(18,826)	8,406	(18,826)	(16,969)	(1,857)
Provision for income taxes	6,794	4,939	1,855	4,939	5,876	(937)

Loss from continuing operations	(17,214)	(23,765)	6,551	(23,765)	(22,845)	(920)
Income (loss) from discontinued operations (net of tax)	(16,794)	(2,742)	(14,052)	(2,742)	421	(3,163)

Net loss	$(34,008)	$(26,507)	$(7,501)	$(26,507)	$(22,424)	$(4,083)

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	84.0	82.8		82.8	83.2

Gross profit margin	16.0	17.2		17.2	16.8
General and administrative expenses	6.9	8.7		8.7	10.3
Selling and marketing expenses	3.1	2.8		2.8	3.1
Impairment charges for goodwill and intangibles	1.9	2.6		2.6	—

Operating income margin	4.1	3.1		3.1	3.4
Interest expense, net	5.9	6.6		6.6	6.9

Loss from continuing operations before income taxes	(1.8)	(3.5)		(3.5)	(3.5)
Provision for income taxes	1.1	1.0		1.0	1.2

Loss from continuing operations	(2.9)	(4.5)		(4.5)	(4.7)
Income (loss ) from discontinued operations (net of tax)	(2.9)	(0.5)		(0.5)	0.1

Net loss	(5.8)%	(5.0)%		(5.0)%	(4.6)%

(1)
Financial data for the year ended December 31, 2007, represents the mathematical addition of the Predecessor Entity for the period January 1 to February 14, 2007, and the Successor Entity for the period February 15 to December 31, 2007.

Years Ended December 31, 2009 and 2008
Revenue

	Years Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenue by business segment
Government Group	$511,482	$454,094	$57,388	13%
International Group	44,194	48,703	(4,509)	(9)%
Human Capital Group	33,487	29,252	4,235	14%
Elimination	(5,177)	—	(5,177)	—%

	$583,986	$532,049	$51,937	10%

Business segment revenue as a percent of total revenue
Government Group	87.6%	85.3%
International Group	7.6	9.2
Human Capital Group	5.7	5.5
Elimination	(0.9)	—

	100.0%	100.0%

Total revenue increased $51.9 million, or 10%, compared with 2008, as follows: increases of $57.4 million, or 13%, for the Government group and $4.2 million, or 14%, for the Human Capital Group; a reduction of $4.5 million, or 9%, for the International Group; and the elimination of intersegment revenue of $5.2 million.
The Department of Health and Human Services (“HHS”) represented 44%, the Department of Education (“DoED”) represented 15%, and the Department of Defense (“DoD’) represented 9% of total revenue for 2009.
The increase in Government Group revenue resulted primarily from the following:
•	Revenue from Department of Commerce (“DoC”) contracts increased $26.0 million from initial work on the 2010 U.S. Census contract.

•	Revenue from Department of Defense (“DoD”) contracts increased $18.0 million, primarily from the DoD’s Military Health System including a new contract for traumatic brain injury.

•	A short-term contract with the Department of Transportation (“DoT”) under the “cash-for-clunkers “ program generated revenue of $9.1 million for 2009.

•	Revenue from a new contract with the Department of State (“DoS”) generated $9.0 million for initial work on the National Passport Information Center.
The increases for the Government Group were partially offset by:
•	A reduction of $8.0 million in revenue in the commercial health business as a result of the completion of a major contract.
•	A reduction of $4.4 million in revenue from HHS contracts resulting from lower call volumes in 2009.

The reduction in International Group revenue reflects the impact of foreign currency exchange rate changes that reduced revenue by $6.4 million compared with the average exchange rates prevailing during 2008 and lower volume on Canadian contracts, partially offset by the startup of two contracts in the United Kingdom.
The increase in Human Capital Group revenue reflects a new foreign military contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure, offset in part by lower assessment product revenue and training services for various commercial customers due to reductions in customer hiring patterns and overall economic conditions.
Cost of Revenue
Cost of revenue increased $50.0 million, or 11%, for 2009. The increase reflects additional contract work performed under U.S. government contracts, partly offset by the effect of changes in foreign exchange rates that reduced costs of the International Group segment by $5.5 million and the use of our own employees in lieu of subcontractors on certain contracts. The average number of employees increased 16% and fringe benefit costs, primarily medical costs, increased for 2009.
The gross profit margin, or the ratio of gross profit to revenue, was 16% for 2009, compared with 17% for 2008. The reduction resulted primarily from higher costs on fixed price contracts in the Government Group, and lower assessment product revenue that typically generates a higher gross profit margin in the Human Capital Group.
General and Administrative Expenses
General and administrative expenses were $6.1 million, or 13%, lower for 2009 compared with 2008. Expenses represented 7% of revenue, compared with 9% for 2008. Expenses for 2008 included a net charge of $2.0 million resulting from the settlement of a customer contract dispute. There were no expenses accrued for annual incentive compensation awards for 2009, compared with $6.3 million accrued for 2008. Incentive compensation expense is accrued based upon the level of operating results compared to established targets.
Selling and Marketing Expenses
Selling and marketing expenses increased $3.1 million, or 21%, for 2009 and reflect an increase of 50% in the number of new business development employees primarily within the Government Group.
Impairment Charges for Goodwill and Intangibles
Impairment charges for goodwill and an indefinite-life intangible asset totaled $11.2 million for 2009. In the fourth quarter of 2009, the Company performed its annual impairment test and determined that goodwill was impaired. Goodwill for the International Group was impaired by $7.9 million as a result of continuing adverse business conditions and reduced expectations of future operating performance. Goodwill and an indefinite-life intangible asset for the Human Capital Group were impaired by $2.5 million and $0.8 million, respectively, as a result of high and continuing unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers.
The goodwill impairment charge was $13.8 million for 2008, consisting of $5.6 million for the International Group and $8.2 million for the Human Capital Group. The International Group was adversely affected by changes in foreign currency exchange rates vs. the U.S. dollar, lower operating margins, and the effects of the global recession. The recession and overall economic weakness coupled with a slowdown in customer orders relating to screening, testing and hiring adversely affected the Human Capital Group.

Operating Income

	Years Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Operating income (loss) by business segment
Government Group	$36,380	$28,987	$7,393	26%
International Group	(7,379)	(4,163)	(3,216)	77%
Human Capital Group	(5,111)	(8,348)	3,237	(39)%
Corporate	(21)	(58)	37	(64)%

	$23,869	$16,418	$7,451	45%

Operating margin by business segment
Government Group	7.1%	6.4%
International Group	(16.7)%	(8.6)%
Human Capital Group	(15.3)%	(28.5)%
Government Group operating income increased $7.4 million, or 26%, and operating margin increased to 7.1% for 2009, compared with 6.4% for 2008. Operating income for 2008 was reduced by a net charge of $2.0 million resulting from the settlement of a customer contract dispute. The net increase in operating income also reflects initial work on the new 2010 U.S. Census contract with DoC, the new national passport contract with DoS, and increased work on the Employee Retirement Income Security Act contract with DoL. In addition, incentive compensation expense for 2009 was lower by $6.3 million in 2009 compared to 2008, and award fees earned under cost-plus contracts increased $4.1 million for 2009. The increase in operating income from these factors was partly offset by higher call volume on student loan programs that resulted in increased costs and lower operating income under DoED fixed-priced contracts. Income from the commercial health business declined as a result of completion of a major contract.
The International Group operating losses reflects goodwill impairment charges of $7.9 million for 2009 and $5.6 million for 2008. In addition, operating results for 2009 were adversely affected by lower volume on Canadian contracts.
The Human Capital Group operating losses reflect impairment charges for goodwill and an indefinite-life intangible asset of $3.3 million for 2009 and $8.2 million for 2008. Operating results for 2009 also reflect the adverse impact of lower assessment product revenue that typically generates a higher gross profit margin and lower revenue from training services for various commercial customers due to reductions in customer hiring patterns from continuing high unemployment levels.
Interest Expense, Net
Interest expense, net, was $34.3 million for 2009, a reduction of $1.0 million from 2008. A decline of 1.84% (184 basis points) in the average variable interest rates on the unhedged portion of the term loan reduced interest expense by $0.8 million for 2009.

Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Years Ended
	December 31,		Increase
	2009	2008	(Decrease)
Provision (benefit) for income taxes excluding tax valuation allowance	$220	$(5,204)	$5,424
Tax valuation allowance	6,574	10,143	(3,569)

Total provision for income taxes	$6,794	$4,939	$1,855

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at December 31, 2009 will not be realizable. Therefore, a valuation allowance has been provided. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite life asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. GAAP.
Loss from Continuing Operations
The reduction of $6.6 million, or 28%, in the loss from continuing operations for 2009 primarily reflects the increase in operating income of $7.5 million and the reduction of $1.0 million in net interest expense, partially offset by the higher provision for income taxes.
Discontinued Operations
A summary of revenue, cost and expenses for discontinued operations that are segregated and reported separately in the consolidated financial statements follows (in thousands):

	Years Ended
	December 31,		Increase
	2009	2008	(Decrease)

Revenue	$22,803	$26,222	$(3,419)
Costs and expenses	30,419	25,364	5,055
Impairment charges for goodwill	4,253	2,985	1,268
Expected loss on disposal	4,965	—	4,965

Loss from discontinued operations before income taxes	(16,834)	(2,127)	(14,707)
Provision (benefit) for income taxes	(40)	615	(655)

Loss from discontinued operations (net of tax)	$(16,794)	$(2,742)	$(14,052)

Revenue and costs and expenses for discontinued operations are denominated in multiple foreign currencies, primarily the Mexican Peso, and are significantly affected by foreign currency exchange rate changes. Revenue from discontinued operations was $22.8 million for 2009 compared with $26.2 million for 2008, a reduction of $3.4 million, or 13%. Changes in foreign currency exchange rates reduced revenue by $4.5 million, or 17%, compared with the average exchange rates prevailing during 2008. Revenue for 2009 reflects a new contract with Mexico’s social security agency, offset by lower revenue from a contract in Venezuela that terminated in December 2008.
The net loss from discontinued operations for 2009 was adversely affected by start-up costs, operational delays and low member enrollments on a new contract with Mexico’s social security agency that resulted in an operating loss of $6.5 million. Other factors included the effect of the contract termination in Venezuela in December 2008 and a foreign currency loss of $0.5 million from adoption of the market rate as opposed to the official exchange rate in Venezuela for translation of operating results beginning in the fourth quarter of 2009. The Company performed its annual goodwill impairment assessment test during the fourth quarter of 2009. As a result, a charge of $4.3 million was recorded for Latin American operations prior to our decision to sell. An additional charge of $5.0 million for an expected loss on disposal was recorded in 2009 as a result of our decision to sell the business, which was primarily recorded as a reduction of the remaining goodwill and intangible assets. An impairment charge of $3.0 million was recorded for this business in 2008.

Years Ended December 31, 2008 and 2007
Revenue

	Years Ended
	December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Revenue by business segment
Government Group	$454,094	$403,460	$50,634	13%
International Group	48,703	45,276	3,427	8%
Human Capital Group	29,252	33,907	(4,655)	(14)%

	$532,049	$482,643	$49,406	10%

Business segment revenue as a percent of total revenue
Government Group	85.3%	83.6%
International Group	9.2	9.4
Human Capital Group	5.5	7.0

	100.0%	100.0%

The increase in Government Group revenue resulted from increases of $29.7 million from contracts with HHS primarily from higher prescription drug enrollment volume under continuing Medicare-related outsourcing contracts, $9.8 million from new contract awards with DoD primarily from military health contracts, $6.6 million from new contract awards with DoL, $3.3 million from DoED, and $3.5 million from business with commercial health customers. The increases were partly offset by reductions for contracts completed in 2007, including $3.1 million with the Equal Employment Opportunity Commission and $2.4 million with the Department of Homeland Security.
The increase in International Group revenue reflects $7.3 million from two new contracts in Canada, partly offset by a reduction of $4.9 million in revenue from the United Kingdom resulting from changes in foreign currency exchange rates and price reductions on a government contract.
The reduction in Human Capital Group revenue reflects lower assessment product sales for various commercial customers and a reduction in training services and assessment related services for several Fortune 500 customers due in part to deterioration in overall economic conditions and therefore reductions in customer hiring patterns.
Cost of Revenue
Cost of revenue increased $38.8 million, or 10%, for 2008 principally reflecting increased labor and services provided under Government Group contracts and an increase of $3.2 million, or 18%, in amortization of intangible assets resulting from the Acquisition on February 14, 2007. Amortization of intangibles resulting from the Acquisition was recorded for the full year in 2008, compared with 10.5 months for 2007. Costs for 2007 included a charge of $4.1 million resulting from the termination of a contract with the University of California.

Gross Profit
Gross profit increased $10.6 million, or 13%, for 2008 compared to 2007. The gross profit margin, or the ratio of gross profit to revenue, was 17.2%, compared with 16.8% for 2007. The increase in gross profit reflects the revenue increase of 10%, an increase of $4.8 million in award fees earned under cost-plus contracts, and a $4.1 million charge recorded in 2007 from the termination of a contract with the University of California.
General and Administrative Expenses
General and administrative expenses declined $3.1 million, or 6%, for 2008 compared with 2007. General and administrative expenses represented 8.7% of revenue compared with 10.3% for 2007. Expenses increased by $5.1 million for employee incentive compensation, higher salary costs, and a net charge of $2.0 million resulting from the settlement of a contract dispute with the University of California. The net settlement charge reflected an insurance recovery of $2.0 million under a mutual reservation of rights and reimbursement agreement with the Company’s insurance carrier.
Other factors contributing to the reduction in general and administrative expenses included transition-related expenses of $9.0 million for 2007 for retention bonuses, transition costs, and Predecessor Entity equity-based compensation. In addition, expenses for 2007 included a charge of $1.0 million for an increase in expected settlement costs relating to a terminated contract with the Transportation Security Administration.
Selling and Marketing Expenses
Selling and marketing expenses were $14.9 million or 3% of revenue for 2008, about the same as in 2007.
Goodwill Impairment Charges
Goodwill impairment charges were $13.8 million for 2008, consisting of $5.6 million for the International Group and $8.2 million for the Human Capital Group. The goodwill impairment charge for the International Group resulted from changes in foreign currency exchange rates versus the U.S. dollar, lower operating margins, and the effects of the global recession. The goodwill impairment charge for the Human Capital Group resulted from the recession and overall economic weakness coupled with a slowdown in customer orders relating to screening, testing and hiring. There were no goodwill impairment charges for 2007.
Operating Income

	Years Ended
	December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Operating income (loss) by business segment
Government Group	$28,987	$14,946	$14,041	94%
International Group	(4,163)	5	(4,168)	—%
Human Capital Group	(8,348)	2,061	(10,409)	—%
Corporate	(58)	(557)	499	(90)%

	$16,418	$16,455	$(37)	—%

Operating margin by business segment
Government Group	6.4%	3.7%
International Group	(8.6)%	—%
Human Capital Group	(28.5)%	6.1%
The increase in Government Group operating income reflects increases of $9.2 million from Medicare-related outsourcing contracts including award fees earned, $3.7 million from DoD contracts, and $2.1 million from contracts with commercial health customers. The increases were partially offset by an increase of $2.5 million from the amortization of intangibles resulting from the Acquisition on February 14, 2007. Amortization of intangibles was recorded for the full year 2008, compared with 10.5 months for 2007. Income for 2008 also reflects a charge of $2.0 million, which is net of insurance recoveries, from the settlement of claims with the University of California, compared with a loss of $4.1 million on the disputed contract for 2007. Operating income for 2007 had been reduced by $9.0 million for transition-related expenses for retention bonuses, transition costs, and Predecessor Entity equity-based compensation.

The International Group operating loss for 2008 resulted primarily from a noncash goodwill impairment charge of $5.6 million, partly offset by increases from two new contracts in Canada. The goodwill impairment charge resulted from changes in foreign currency exchange rates vs. the U.S. dollar, lower operating margins, and the effects of the global recession.
The Human Capital Group operating loss for 2008 resulted primarily from a noncash goodwill impairment charge of $8.2 million and the revenue reduction of $4.7 million.
Interest Expense, Net
The net increase of $1.8 million, or 5%, in net interest expense for 2008 reflects interest accrued on an average outstanding debt level of $422 million for the full year 2008, compared with an average debt level of $431 million for 10.5 months in 2007. The increase was partly offset by the decline in variable interest rates in 2008 on the unhedged portion of the term loan. Rates declined an average of 2.19% (219 basis points) for 2008 compared with 2007, and the unhedged portion of the term loan averaged $52.5 million during 2008.
Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Years Ended
	December 31,		Increase
	2008	2007	(Decrease)
Provision (benefit) for income taxes excluding tax valuation allowance	$(5,204)	$(6,559)	$1,355
Tax valuation allowance	10,143	12,435	(2,292)

Total provision for income taxes	$4,939	$5,876	$(937)

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets.
Discontinued Operations
A summary of revenue, cost and expenses for discontinued operations that are segregated and reported separately in the consolidated financial statements follows (in thousands):

	Years Ended
	December 31,		Increase
	2008	2007	(Decrease)

Revenue	$26,222	$27,410	$(1,188)
Costs and expenses	25,364	26,660	(1,296)
Impairment charge for goodwill	2,985	—	2,985

Income (loss) from discontinued operations before income taxes	(2,127)	750	(2,877)
Provision for income taxes	615	329	286

Income (loss) from discontinued operations (net of tax)	$(2,742)	$421	$(3,163)

The reduction in revenue from discontinued operations for 2008 reflects a decline of $2.6 million in revenue from Mexico from lower contract volumes and the effects of foreign currency exchange rates, partially offset by an increase in revenue from Venezuela as a result of inflation-based price increases.
The net loss from discontinued operations for 2008 resulted primarily from a goodwill impairment charge of $3.0 million, partly offset by higher margins from contracts in Venezuela.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $44.6 million at December 31, 2009. Subject to certain limitations, including compliance with the maximum allowable limits under the leverage ratio covenant under the senior secured credit facility, the available line of credit under the revolving credit facility was $49.8 million at December 31, 2009. Based on our current planned level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including a debt service payment of $13.5 million, scheduled interest payments of $29.2 million, scheduled lease payments and noncancelable purchase commitments of $40.3 million, and planned capital expenditures of $15.0 million.
Cash and cash equivalents of $44.6 million are composed of cash in banks and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with major commercial banks under which cash is primarily invested in U.S. Treasury and U.S. government agency securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Long-Term Debt
At December 31, 2009, the senior secured credit facility consisted of a term loan of $230.4 million and, subject to certain limitations, an available revolving credit facility of up to $49.8 million that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at December 31, 2008. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the year ended December 31, 2009, a mandatory payment of $13.5 million is scheduled to be made March 31, 2010. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2011 or March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of December 31, 2009, the Company was in compliance with all of the affirmative and negative covenants.
Long-term debt of $420.4 million at December 31, 2009, is scheduled to mature as follows: (i) a term loan payment of $13.5 million is due March 31, 2010, under the senior secured credit facility; $1.7 million is due in 2012 and the remaining balance of the term loan amounting to $215.2 million is scheduled to mature in February 2013, and (ii) $190.0 million of senior subordinated fixed rate notes is scheduled to mature in February 2015. Debt repayments will require significant amounts of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported elsewhere in this annual report on Form 10-K. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies as set forth under the caption Credit Ratings, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.

Debt Covenants
The more restrictive debt covenants relate to (i) loans and advances to non-guarantor subsidiaries, and (ii) compliance with a maximum allowable consolidated leverage ratio. At December 31, 2009, the cumulative amount of net loans to and investments in Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, by Vangent, Inc. amounted to $8.3 million compared with the maximum allowable amount of $10.0 million for loans to or investments in non-guarantor subsidiaries under the senior secured credit facility.
The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for unusual and non-recurring items) as defined in the debt agreement for a twelve-month period. At December 31, 2009, the consolidated leverage ratio was 5.44 to 1, compared with the maximum allowable ratio of 6.00 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010.
EBITDA is defined as net income (loss) before interest, income taxes, and depreciation and amortization. Management uses this measure as an indicator of operating performance. EBITDA is not an indicator of financial performance under U.S. GAAP or a measure of liquidity and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income (loss) before income taxes, cash flows from operating activities, or other traditional indicators of operating performance.
Adjusted EBITDA is a financial measure used to calculate the consolidated leverage ratio, one of the more restrictive financial covenants under the senior secured credit facility. Adjusted EBITDA excludes (i) discontinued operations, (ii) impairment charges for goodwill and intangibles, (iii) equity-based compensation expense, (iv) net transition and contract settlement costs, (v) management fee and expenses paid to Veritas Capital, and (vi) and other items included in the debt agreement.
A reconciliation of net loss as reported under U.S. GAAP to EBITDA and Adjusted EBITDA follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Net loss	$(34,008)	$(26,507)	$(22,424)
Provision for income taxes	6,794	4,939	5,876
Interest expense, net of interest income	34,281	35,243	33,423
Depreciation and amortization	31,883	33,558	30,539

EBITDA	38,950	47,233	47,414
Loss from discontinued operations (net of tax)	16,794	2,742	421
Impairment charges for goodwill and intangibles	11,227	13,766	—
Equity-based compensation expense	1,048	1,053	909
Net transition and contract settlement costs	—	4,514	20,318
Management fee	1,289	1,164	914
Other	810	588	5,903

Adjusted EBITDA	$70,118	$71,060	$75,879

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At December 31, 2009, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $185.0 million, scheduled to reduce to $150.0 million in February 2010 and scheduled to mature in February 2011.
The fair value of the net interest rate swap liability was $4.7 million at December 31, 2009, of which $4.6 million represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The fair value is based on quoted prices for swaps in active markets adjusted for non-performance risks. The Company does not hold or issue derivative financial instruments for speculative purposes.
Working Capital
A summary of working capital follows (in thousands):

	December 31,		Increase
	2009	2008	(Decrease)
Cash and cash equivalents	$44,638	$19,446	$25,192
Trade receivables, net	109,846	123,382	(13,536)
Prepaid expenses and other	10,353	10,733	(380)
Current portion of long-term debt	(13,534)	—	(13,534)
Accounts payable and accrued liabilities	(62,402)	(64,674)	2,272
Other liabilities	(20,237)	(20,911)	674
Discontinued operations, net	7,515	7,296	219

Net working capital	$76,179	$75,272	$907

Cash Flows
A summary of net cash flows follows (in thousands):

	Years Ended
	December 31,		Increase
	2009	2008	(Decrease)
Net cash provided by (used in)
Operating activities	$40,387	$18,410	$21,977
Investing activities	(15,783)	(13,530)	(2,253)
Financing activities	(188)	(8,088)	7,900
Operating Activities
In assessing cash flows from operating activities for continuing operations, we consider several principal factors: (i) income (loss) from continuing operations adjusted for non-cash charges, primarily impairment charges for goodwill and intangibles, amortization of intangible assets, depreciation and amortization of property and equipment, and deferred income taxes, and (ii) the extent to which receivables, payables, or other working capital components increase or decrease.
Continuing operations provided net cash from operating activities of $49.4 million for 2009, compared with $18.4 million for 2008, an increase of $31.0 million, or 168%. The loss from continuing operations of $17.2 million for 2009 adjusted by non-cash charges of $52.2 million generated cash flow of $35.0 million for 2009. The loss from continuing operations of $23.8 million for 2008 adjusted by non-cash charges of $54.4 million generated cash flow of $30.6 million for 2008.

A net reduction of $14.4 million in trade receivables contributed to cash flow from operating activities for 2009, compared with a net increase of $18.9 million in trade receivables that reduced cash flow for 2008. The net reduction for 2009 resulted from improvements to the billing and collection process and the timing of collections from customers. Trade receivables at December 31, 2009, reflect DSO (days sales outstanding) of 57 days, compared with 73 days at December 31, 2008.
A reduction of $4.1 million in accounts payable and accrued liabilities reduced cash flow from operating activities for 2009, compared with an increase of $6.7 million that increased cash flow for 2008. The reduction for 2009 primarily reflects the timing of payments to vendors and payments of $6.3 million for incentive compensation in 2009 that had been earned and accrued in 2008. There was no accrued liability for incentive compensation expense for 2009.
Investing Activities
Net cash used in investing activities reflects capital expenditures of $10.7 million for 2009 and $9.1 million for 2008 for contractual and general infrastructure requirements for continuing operations. Total capital expenditures of $15.0 million are expected for 2010. Net cash used in investing activities for 2008 included cash paid of $3.9 million to purchase the government health integration services of Aptiv Technology Partners.
Noncash investing activities consist of costs for leasehold improvements of $0.9 million for 2009 and $2.5 million for 2008 that were recorded under operating leases for office space; other liabilities were increased for the corresponding deferred rent obligation under the operating leases.
Financing Activities
Net cash used in financing activities of $8.1 million for 2008 reflects a mandatory debt prepayment of $7.8 million under the senior secured credit facility based on a percentage of annual excess cash flow, as defined, for the preceding year. Based on the excess cash flow calculation for 2008, there was no mandatory debt prepayment required in 2009.
Discontinued Operations
Discontinued operations generated negative cash flow from operating activities of $9.0 million for 2009, compared with breakeven operating cash flow for 2008. The loss from discontinued operations of $16.8 million, adjusted for non-cash impairment charges of $9.2 million, produced negative cash flow of $7.6 million for 2009. Cash flow was adversely affected by start-up costs, operational delays and low member enrollments on a new contract with Mexico’s social security agency that resulted in an operating loss of $6.5 million.
Capital expenditures for discontinued operations were $5.1 million for 2009, primarily equipment for the new contract in Mexico.

Credit Ratings
The debt-to-equity ratio was 3.8 at December 31, 2009, compared with 2.9 at December 31, 2008. There was no change in long-term debt during 2009. The increase reflects the reduction to stockholder’s equity caused primarily by noncash goodwill impairment charges and the loss from discontinued operations. The most recent ratings were assigned by Standard and Poor’s in November 2009 and by Moody’s Investor Services in December 2009, as follows:

Standard
	& Poor’s	Moody’s
Senior secured credit facility	BB-	B1
Senior subordinated notes due 2015	CCC+	Caa2
Corporate credit	B	B3
Outlook	Negative	Negative
Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, contracts, and contingent commitments at December 31, 2009, follow (in millions):

		Payments Due by Year
			2011 and	2013 and
	Total	2010	2012	2014	2015	Thereafter
Long-term debt:
Term loan under senior secured credit facility (1)	230.4	$13.5	$1.7	$215.2	$—	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0	—
Interest relating to long-term debt (2)	124.6	29.2	48.4	37.8	9.2	—
Operating leases	78.4	20.1	27.5	13.7	3.4	13.7
Purchase and other contractual commitments (3)	20.2	20.2	—	—	—	—

	$643.6	$83.0	$77.6	$266.7	$202.6	$13.7

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future mandatory prepayments in March 2011 or March 2012 that could result from excess cash flow from the prior calendar year.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 2.52% at December 31, 2009, the estimated future payments based on fair value of the related interest rate swaps, and interest based on the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Purchase and other contractual commitments represent the minimum noncancelable obligations under service and other agreements, primarily information technology and telecommunications services.
Variable Interest Entities
The Company has interests in foreign joint ventures that provide government contract services in foreign countries. In certain arrangements, the Company guarantees joint venture performance under fixed-priced contracts and commits to fund its contractual share of joint venture working capital requirements. Over the next twelve months, the Company does not expect any material adverse impact to its consolidated financial condition or results of operations from its performance guaranty under the fixed-priced contracts or its working capital commitments.
Off-Balance Sheet Arrangements
As of December 31, 2009, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $78.4 million.
Transactions with Related Parties
Reference is made to the notes to the consolidated financial statements for information on transactions with related parties.

Discontinued Operations in Venezuela — Foreign Currency Translation
Revenue from Vangent Venezuela, C.A. (“Vangent Venezuela”), classified as part of discontinued operations, was $3.1 million for the year ended December 31, 2009, and net assets denominated in Venezuelan bolivar fuertes amounted to $0.8 million and net monetary assets amounted to $0.6 million at December 31, 2009.
There are two currency exchange rates which may be used to convert the Venezuelan bolivar: an official rate and a market rate. The use of the official rate to convert cash to pay dividends requires the approval of the Venezuelan government. The official rate has been fixed at 2.15 bolivar fuertes to the U.S. dollar. Although there has been significant inflation, Venezuela continued to fix this rate through 2009. As of December 31, 2009, the market rate for obtaining U.S. dollars, which may be used without government approval, was 63% lower than the official rate.
Prior to the fourth quarter of 2009, the financial statements of Vangent Venezuela were translated using the official rate, the rate used for dividend remittances. In 2007 Vangent Venezuela declared a dividend to be paid to Vangent, Inc. and initiated the process to request government approval to pay the dividend at the official rate. It is unclear when, if ever, the dividend payment will be approved at the official rate. If the dividend payment is not approved at the official rate, one option would be to repatriate dividends at the market rate. Some U.S. companies are repatriating dividends at the market rate. As a result of these developments, it is now more likely that dividends will be repatriated at the market rate. Beginning in the fourth quarter of 2009, Vangent began to use the market rate for the translation of financial statements of Vangent Venezuela. Use of the market rate resulted in a foreign currency translation loss of $0.5 million recorded in the statement of operations and an equity loss of $1.5 million recorded in other comprehensive loss for 2009.
Discontinued Operations in Venezuela — Designation of Venezuelan Economy as Highly Inflationary
Venezuela has experienced significant inflation in the last several years, and the economy has been determined to be highly inflationary effective January 2010 under U. S. GAAP. An economy is considered highly inflationary when cumulative three-year inflation exceeds 100%. Two different inflation indices exist for determining highly inflationary status in Venezuela: the Consumer Price Index (“CPI”) and the National Consumer Price Index (“NCPI”). Vangent relies on the blended CPI/NCPI index to determine highly inflationary status. The blended CPI/NCPI reached cumulative three-year inflation in excess of 100% in the fourth quarter of 2009.
The designation of highly inflationary under U.S. GAAP means that Vangent Venezuela will begin to use the U.S. dollar as the functional currency effective January 2010. Under the highly inflationary basis of U.S. GAAP, net monetary assets held in bolivar fuertes will be translated into U.S. dollars at each balance sheet date with remeasurement adjustments and any foreign currency transaction gains or losses recognized in income or expense.
Recent Accounting Pronouncements
Reference is made to the notes to the consolidated financial statements for information on recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments
The fair value of financial instruments at December 31, 2009, was as follows (in millions):

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under senior secured credit facility	$230.4	$230.4
9 5/8% senior subordinated notes, due February 15, 2015	190.0	179.3

	$420.4	$409.7

Interest rate swaps to pay fixed and receive variable
Short-term liabilities	$2.5	$2.5
Long-term liabilities	2.2	2.2

	$4.7	$4.7

Discontinued Operations
Foreign currency forward contracts
Short-term liabilities	$0.3	$0.3

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices, and the fair value changes based on market conditions and changes in interest rates. Based on the quoted market price of $94.375 per $100 and yield of 11.3% at December 31, 2009, a change of 1% (100 basis points) in yield would result in a change in the fair value of the senior subordinated notes of about 4%. The fair value of the interest rate swap liability is based on quoted prices for similar liabilities in active markets adjusted for non-performance risks. A change of 1% (100 basis points) in variable interest rates would, as of December 31, 2009, change the fair value of the interest rate swaps by 65%. The fair value of other financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
Interest Rate Risk
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At December 31, 2009, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $185.0 million, scheduled to reduce to $150.0 million in February 2010 that matures in February 2011.
The Company is subject to interest rate risk in connection with cash and cash equivalents, the unhedged portion of the variable-rate term loan, and the available portion of the revolving credit facility under the senior secured credit facility. At December 31, 2009, cash and cash equivalents amounted to $44.6 million, the unhedged portion of the variable-rate term loan was $45.4 million, and, subject to certain limitations, $49.8 million was available under the revolving credit facility.
Foreign Currency Risks
We operate in five countries outside the U.S. Our operations in the United Kingdom and Canada are reported in continuing operations and our operations in Latin America, including Mexico, Venezuela and Argentina, are reported in discontinued operations. We have classified our Latin American business as discontinued operations for accounting purposes and have made a determination to sell these operations in 2010. We may experience operating losses on discontinued operations until sale or disposal activities are complete.
Our international operations conduct most of their business in local currencies. Since our financial results are reported in U.S. dollars, our financial results are affected by changes in the foreign exchange rates of the local currencies in relation to the U.S. dollar. Currency-related risks of Venezuela surfaced in the fourth quarter of 2009 when we began to translate financial results using the market rate that was 63% below the government’s official rate. The government devalued the official exchange rate in January 2010. In addition, the Venezuelan economy was determined to be highly inflationary causing the functional currency used for accounting and consolidation purposes to change beginning in January 2010 under U.S. GAAP. Changes in foreign currency exchange rates may also affect transactions which are denominated in currencies other than the local currency. In certain situations, we use foreign currency forward contracts to hedge transaction risks associated with foreign currencies.

Inflation Risk
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-unit price and time and materials contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance. Consequently, since costs and revenue include an inflationary increase that has been commensurate with the general economy where we operate, gross margin expressed as a percentage of revenue has not been significantly impacted by inflation.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting pursuant to the transition rules of the Securities and Exchange Commission applicable to non-accelerated filers.
Changes in Internal Control over Financial Reporting
During the twelve months ended December 31, 2009, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth certain information regarding the board of directors and senior management of Vangent, Inc. and the board of directors of Vangent Holding Corp. Vangent, Inc. is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC owns all of the common stock of Vangent Holding Corp. Veritas Capital Fund III, L.P. is the manager of Vangent Holding LLC.

Name	Age	Position
Robert B. McKeon	55	Member of the board of directors of Vangent Holding Corp. and sole member of the board of directors of Vangent, Inc.
John M. Curtis	52	President and Chief Executive Officer and director of Vangent Holding Corp.
James C. Reagan	51	Senior Vice President and Chief Financial Officer
Richard J. Bottorff	55	Senior Vice President and General Manager
Kevin T. Boyle	40	Senior Vice President, General Counsel & Secretary
David J. Fabianski	47	Senior Vice President and General Manager
Craig A. Janus	47	Senior Vice President and General Manager
Kerry Weems	53	Senior Vice President and General Manager
Michael J. Bayer	62	Director of Vangent Holding Corp.
Ambassador R. Nicholas Burns	53	Director of Vangent Holding Corp.
Paul V. Lombardi	68	Director of Vangent Holding Corp.
Ramzi M. Musallam	41	Director of Vangent Holding Corp.
Charles S. Ream	66	Director of Vangent Holding Corp.
Robert B. McKeon has been a member of the board of directors of Vangent Holding Corp. and the sole member of the board of directors of Vangent since February 2007. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University, is a member of the Council on Foreign Relations and is a member of the boards of directors of DynCorp International Inc., Aeroflex Incorporated, and several private companies. Mr. McKeon holds a Bachelors degree from Fordham University and a Masters degree in business administration from Harvard Business School. Mr. McKeon’s position of President of Veritas Capital Partners III, LLC, which is the beneficial owner of 90% of the Class A membership interests in Vangent Holding LLC, his experience on other public and private company boards and his extensive experience with Vangent, Inc. as its sole director qualifies him to be on the board of directors of Vangent Inc.
John M. Curtis is our President and Chief Executive Officer and a member of the board of directors of Vangent Holding Corp. He joined the company in 1999 as Vice President and General Manager of the Government Services division of the predecessor. He became President and Chief Executive Officer in 2002 upon the acquisition of the predecessor company by Pearson. Prior to joining the company, Mr. Curtis served seven years as Senior Vice President of the Information & Enterprise Technology Group of DynCorp. He also served as President of TechServ, LLC from 1990 to 1992. Mr. Curtis holds a Bachelors degree in Civil Engineering from the Virginia Military Institute. He serves as Chairman of the Professional Services Council and on the boards of George Mason University’s School of Information Technology and Engineering, the Fairfax County Chamber of Commerce, and the Conference Board Executive Council.
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

Richard J. Bottorff has served as the Senior Vice President and General Manager of the International Group since 2002. He joined the company in 1993 and progressed through a series of finance and business development positions culminating in his promotion to Senior Vice President, International in 2002. Prior thereto, Mr. Bottorff spent 12 years with NCR Corporation, primarily based in Europe. He holds a Masters degree from the University of Wisconsin—Madison in Finance and International Business and a Bachelors degree in business administration from the University of Illinois.
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
David J. Fabianski has served as Senior Vice President and General Manager of the Human Capital Group since February 2007. Prior to the Acquisition, he served as the President of the Pearson Performance Solutions division of the predecessor company since 2003. From 2001 to 2003, Mr. Fabianski was with The Forum Corporation, where he served as the Senior Vice President of Sales before assuming the role of President of the Corporate Training and Development practice. Previously, he spent 11 years at Anteon/A&T where he served in multiple Operations and Sales Management roles. He has more than 15 years experience in the Human Capital Development field. In addition, he has ten years of honorable service in the United States Naval Submarine Force. He holds a Bachelors degree in education from Southern Illinois University.
Craig A. Janus has served as Senior Vice President and General Manager of the Civilian, Defense & National Security Group since October 2007. Prior to joining Vangent, Mr. Janus served as Corporate Vice President for the Center for Information and Telecommunications Technologies at Noblis from 2001 to 2007. Prior thereto, he was Vice President at Science Applications International Corporation from 1997 to 2001. Mr. Janus served in the U.S. Marine Corps and holds a Master of Science degree in Information & Technology Systems from Johns Hopkins University and a Bachelor of Science degree in business administration from Columbia Union College.
Kerry Weems has served as Senior Vice President and General Manager of the Health Solutions Group since December 2009. In January 2009, Mr. Weems ended a 28-year career with the federal government and held the position of acting Administrator of the Centers for Medicare and Medicaid Services and was also Vice Chairman of the American Health Information Community. Prior thereto, he served in a number of senior positions at the Department of Health and Human Services, including Deputy Chief of Staff, Chief Financial Officer, and Chief Budget Officer. Mr. Weems holds a Masters of Business Administration degree from the University of New Mexico and Bachelor degrees in philosophy and management from New Mexico State University.
Michael J. Bayer has been a director of Vangent Holding Corp. since December 2007. Since 2003 he has been a private consultant in the energy and national security sectors and, since 2006, the President and Chief Executive Officer of Dumbarton Strategies LLC, an energy and national security consulting firm. Mr. Bayer is the Chairman of the U.S. Department of Defense’s Business Board, and a member of the Sandia National Laboratory’s National Security Advisory Panel, the U.S. Department of Defense’s Science Board and the Chief of Naval Operations’ Executive Panel. He is a director of DynCorp International, Inc., Willbros Group, Inc. and SIGA Technologies. He holds a Bachelor of Science degree and a Master of Business Administration degree from Ohio State University and a Juris Doctor degree from Capital University School of Law.
Ambassador R. Nicholas Burns has been a director of Vangent Holding Corp. since July 2009. He is Professor of Diplomacy and International Politics at the Harvard Kennedy School of Government. He has been a Senior Counselor at the Cohen Group since July 2009. He served as Under Secretary of State for Political Affairs from 2005-2008 until his retirement after 27 years in the United States Foreign Service. He also served as U.S. Ambassador to NATO (2001-2005), U.S. Ambassador to Greece (1997-2001) and as State Department Spokesman for Secretaries of State Madeleine Albright and Warren Christopher (1995-1997). He holds a Master’s degree in international business from Johns Hopkins University and a Bachelor of Arts degree in history from Boston College.

Paul V. Lombardi has been director of Vangent Holding Corp. since February 2008. Mr. Lombardi has been President of INpower, a corporate consulting firm, since March 2003. From September 1992 to March 2003, he served in a variety of executive level positions with DynCorp, including as President and Chief Executive Officer from February 1997 until its acquisition by CSC in March 2003. Prior to DynCorp, Mr. Lombardi was employed at PRC Inc. from 1981 to 1992, where he served in a variety of senior executive positions. In addition to serving on the boards of NCI, Inc. and CGI Federal, Inc., he serves on the Executive Committee of the Board of the Northern Virginia Technology Council and the George Mason University’s School of Engineering and Information Technology. He also served on the Commonwealth of Virginia Governor’s Commission of Information Technology, and was a previous past Chairman of the Professional Services Council. Mr. Lombardi earned a Bachelor of Science degree in mechanical engineering from the New York State Maritime College and studied business at George Washington University.
Ramzi M. Musallam has been director of Vangent Holding Corp. since February 2007. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. He is a member of the boards of directors of DynCorp International Inc., Aeroflex Incorporated and several private companies. Mr. Musallam holds a Bachelor’s degree from Colgate University with a double major in Economics and Mathematics and a Masters degree in Business Administration from the University of Chicago Graduate School of Business.
Charles S. Ream has been director of Vangent Holding Corp. since February 2007. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation from April 2003 to June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President, Finance of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes, Mr. Ream was a Partner with Deloitte & Touche LLP. Mr. Ream is also a member of the board of directors of DynCorp International Inc., Stanley, Inc. and Allied Defense Group, Inc. Mr. Ream received a Bachelor’s degree in accounting and a Master of Accountancy degree from the University of Arizona and is a Certified Public Accountant (inactive).
CORPORATE GOVERNANCE
Meetings of the Board
Our Board has an active role in overseeing management. Directors are expected to attend all Board meetings and meetings of committees on which they serve. Our directors are also consulted for advice and counsel between formal meetings. The Board met nine times in 2009. All the directors attended at least 75% of the aggregate meetings of the Board and the committees to which they are assigned.
Audit Committee
The audit committee of Vangent Holding Corp. functions as the audit committee of Vangent, Inc. The audit committee consists of Mr. Ream and Mr. Bayer. The board of directors of Vangent Holding Corp. has not yet determined if any members of the audit committee qualify as an audit committee financial expert as defined in Item 407(d) (5) (ii) and (iii) of Regulation S-K.
Code of Ethics
The Company has adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal finance officer and principal accounting officer. The code of ethics is delivered to all employees at the time of hire and periodically thereafter, is the subject of mandatory annual training programs. The Company has also adopted a code of ethics that applies to the Company’s principal executive officer and certain senior financial officers which requires such officers to certify annually their compliance with such code of ethics. The code of ethics and the code of ethics for the principal executive officer and senior financial officers are posted on our website, http://www.vangent.com, under the headings “Investors — Code of Ethics” and “Investors — Code of Ethics for the Principal Executive Officer and Senior Financial Officers.” The Company has also established a hotline where employees, vendors or customers can communicate, on an anonymous basis, any concerns involving business ethics, personnel issues, internal controls, accounting or auditing matters.

Policies and Procedures for Related Person Transactions
Any material transaction involving our directors, nominees for director, executive officers and their immediate family members (“related persons”) and the Company or an affiliate of the Company is reviewed and approved by management to determine whether the transaction is in the best interests of the Company. In addition, related-person transactions involving directors and nominees are subsequently reviewed by the audit committee in connection with its review of the independence of the directors. The policies and procedures for related-persons transactions are not in writing, but the proceedings are documented in the minutes of the audit committee. Refer to Item 13 for a description of related party transactions.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation Philosophy
Our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the summary compensation table, which we refer to as “named executive officers” or “NEOs,” through a combination of base salary, incentive and discretionary cash bonuses, and membership interests in Vangent Holding LLC. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our shareholder. Base salary and incentive compensation (cash bonuses) are designed to reward current performance. Incentive compensation is earned on the basis of achieving Company and operating performance objectives, personal performance objectives, and the executive’s adherence to our core values. Data to determine the competitive position of our NEOs for 2009 was obtained from the proxy statements of a custom peer group of companies, including SRA International, Inc., Stanley, Inc., IFC International, Inc., and NCI, Inc.
Our compensation philosophy also is guided by the nature of our business. As a federal government contractor, Vangent is subject to the Federal Acquisition Regulation that governs the billing of allowable costs for senior executive compensation to a benchmark compensation cap. The benchmark cap includes cash compensation and deferred compensation and applies to the five most highly compensated employees in management positions. The benchmark compensation cap as published in the Federal Register was $684,181 for 2009. Any amounts over the cap are considered unallowable and are not recoverable under federal government contracts.
Compensation Committee
The Compensation Committee was formed in July 2009. The Compensation Committee did not meet in 2009 and did not have a role in setting the 2009 compensation of our chief executive officer or any of the other NEO’s. For 2009 compensation decisions regarding our chief executive officer were made by our principal stockholder, Veritas Capital. For other NEOs, our chief executive officer made compensation recommendations to Veritas Capital based on a collective evaluation of all components of executive pay. In reviewing the compensation of our NEOs, we and the board considered our knowledge of compensation practices within our industry, as well as the NEO’s background and experience within our industry, to determine appropriate market-based compensation levels for base annual salary, target annual incentive, and long-term incentives. We used externally generated benchmarking data during 2009 to provide additional objective market support for the compensation of NEOs and our broader employee base.
None of our NEOs have employment agreements. As a result, our compensation decisions are not determined or constrained by contractual arrangements.
Salary and Incentive Compensation
Risk Consideration in our Compensation Program
We have reviewed our material compensation policies and practices and have concluded that these policies and practices are not reasonably likely to have a material adverse effect on the Company. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. The financial performance elements of our annual incentive compensation plan that NEOs and other executives are eligible to participate in balance growth in revenue and income with cash management objectives. Our equity-based compensation plan for management has a five-year vesting schedule and is designed to promote retention. We have a management review and control process where business decisions are reviewed and approved to mitigate the likelihood of any excessive risk-taking behavior. We have adopted a Code of Ethics that applies to all employees and is the subject of mandatory annual training programs that educate our employees on appropriate behaviors and the consequences of taking inappropriate actions. We have adopted an additional Code of Ethics that applies to our principal executive officer and certain senior financial officers.

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
Mr. James C. Reagan was hired as our Senior Vice President and Chief Financial Officer in September 2008. His compensation level was established based on a review of available data from publicly traded government contractors in the Washington, D.C. area as well as data obtained from an executive recruiting consultant that provided an overall range of salary and incentive compensation for chief financial officers at comparable companies in the Washington D.C. area.
Incentive Compensation
We have established the Vangent Incentive Compensation Plan (“VIC Plan”) in which our NEOs and other executives are eligible to participate. The purpose of the VIC Plan is to provide additional compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives. Under the VIC Plan, target bonus amounts for 2009 were based on a percentage of base salary varying by the executive’s level and overall job responsibilities.
Bonuses may be earned under the VIC Plan based on the attainment of certain financial performance criteria approved by the Board. For purposes of determining performance against our objectives, we established earnings before interest, tax, depreciation and amortization (“EBITDA”) as a key financial measure to assess our operating performance for 2009 and we utilized Adjusted EBITDA, as defined, for purposes of determining incentive compensation targets for the NEOs.
For 2009, another financial performance criteria used for the VIC Plan was days’ sales outstanding (“DSO”). Effective management of DSO is part of our bonus criteria because of its impact on cash flow. For 2009, we also established revenue as a key measure, as growth in revenue is consistent with our long-term strategic plan.
Each financial performance element is weighted and is determined by achieving profit, cash flow and revenue targets. For 2009, the total weight of the financial objectives was 75% of the total bonus potential, and the non-financial performance element represented the remaining 25%. For 2009, the Company did not achieve the minimum Adjusted EBITDA target and as result no bonuses were earned.

The midpoint target bonus level for our CEO was 75% of base salary, which is the level at which he was to be paid for achievement of the financial performance criteria. The threshold minimum at which any incentive compensation was to be paid was 50%, and the maximum payment of incentive compensation was 100% of base salary. For other NEOs, the threshold minimum, the target payout, and the maximum payouts were 40%, 60%, and 80% of base salary, respectively.
Bonuses that were earned for 2008 are reflected in the bonus column of the Summary Compensation Table.
Discretionary and Sign-On Bonuses
The Company may also award discretionary cash bonuses to NEOs, and may award sign-on bonuses in connection with employment. Discretionary bonuses are primarily used to reward employees in special situations. In recognition of efforts required to successfully complete our transition to a standalone company, bonuses were earned by certain NEOs for 2007. Discretionary and sign-on bonuses are reflected in the bonus column of the Summary Compensation Table.
Long-Term Compensation
We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for NEOs. In addition, we believe that a significant portion of the compensation of our executives, which is the level of management with the greatest ability to influence our performance, should be performance-based.
Vangent Holding LLC has implemented a management equity-based plan that is designed to motivate executives to encourage and reward behavior that will protect and enhance the corporate interests and increase shareholder value. The equity-based element provides the eligible executive with a percentage of Class B membership interests representing a net profits interest in Vangent Holding LLC. Grants of Class B membership interests are limited to 7.5% in the aggregate, of which 5.6% had been granted and were outstanding at December 31, 2009. The remaining 1.9% of Class B membership interests is available for grant primarily in connection with the hiring of new executive officers and at the discretion of the chief executive officer. Awards of class B membership interests are subject to a five-year vesting schedule which accelerates to 100% based upon a qualifying change-of-control transaction. The vesting schedule is 20% per year.
Awards of Class B membership interests granted in 2009 are reflected in the table, Grants of Other Equity-Based Awards. The percentage interests granted were based on a similar level of grants in 2008 and 2007 to other NEOs.
Severance and Change in Control Benefits
None of our NEOs have employment agreements. Therefore, we are not obligated to pay severance on a termination with or without cause by the Company, with or without good reason by the NEO, or upon death, disability or a change of control, and any severance paid in connection with separation from the Company would be at the discretion of the board of Vangent Holding Corp. However, the operating agreement pertaining to Class B membership interests provides for accelerated vesting upon a change of control. We believe that this helps to align the interests of our NEOs with those of our stockholder for completing a transaction that might be in the best interests of our stockholder but might otherwise be detrimental to our NEOs.
Other Benefits
NEOs participate in a 401(k) plan and various health and welfare benefit plans, all on the same basis as other salaried employees. Our objective is to offer all salaried employees, including NEOs, a benefits package that is competitive within our industry and labor markets.

Report of Board of Directors
The sole member of Vangent’s board of directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K. Based on that review and discussion, the sole member of the board of directors recommends that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Board of Directors of Vangent
Robert B. McKeon
SUMMARY COMPENSATION TABLE
The following table summarizes compensation awarded or paid during 2009, 2008 and 2007 to the NEOs, excluding any pre-Acquisition equity-based compensation.

					All
				Stock	Other
				(Equity)	Compen-
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	sation	Total
John M. Curtis	2009	$550,000	$—	$—	$12,932	$562,932
President and Chief Executive Officer	2008	519,423	414,595	—	12,257	946,275
	2007	381,192	788,800	1,678,950	12,032	2,860,974

James C. Reagan (3)	2009	328,500	—	—	11,025	339,525
Senior Vice President and Chief Financial Officer	2008	98,750	97,995	335,095	—	531,840

Richard J. Bottorff	2009	231,307	—	—	10,409	241,716
Senior Vice President and General Manager	2008	223,960	136,236	—	10,350	370,546
	2007	206,462	296,800	335,790	10,125	849,177

Kevin T. Boyle	2009	243,877	—	—	10,974	254,851
Senior Vice President , General Counsel & Secretary	2008	234,985	155,469	—	10,061	400,515
	2007	115,000	70,000	111,930	3,450	300,380

Craig A. Janus (3)	2009	321,716	—	35,882	11,025	368,623
Senior Vice President of Civilian,	2008	302,077	176,316	260,630	10,211	749,234
Defense & National Security	2007	46,154	109,366	—	—	155,520

(1)	No bonuses were earned or paid under the VIC Plan for 2009 or 2007. VIC Plan bonuses were earned and paid for 2008. Bonuses also include retention bonuses resulting from the Acquisition in 2007, sign-on bonuses and other discretionary bonuses. Under agreements with the Predecessor Entity, retention bonuses we paid in connection with the Acquisition as follows: Mr. Curtis, $788,800 and Mr. Bottorff, $240,800. Sign-on bonuses in connection with employment were paid as follows: Mr. Boyle, $20,000 for 2007 and Mr. Janus, $59,366 for 2007. Other discretionary bonuses were paid as follows: Mr. Bottorff, $56,000 for 2007, Mr. Boyle $50,000 for 2007 and $15,000 for 2008, and Mr. Janus, $50,000 for 2007.

(2)	Stock (equity) awards represent grant date fair values resulting from awards of Class B membership interests in Vangent Holding LLC in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	The date of hire for Mr. Reagan was in September 2008, for Mr. Boyle was in June 2007, and for Mr. Janus was in October 2007. The table reflects their compensation since such dates.

	All Other Compensation
		Employer
		401(k) Matching
Name	Year	Contributions	Other	Total
John M. Curtis (1)	2009	$11,025	$1,907	$12,932
	2008	10,350	1,907	12,257
	2007	10,125	1,907	12,032

James C. Reagan	2009	11,025	—	11,025

Richard J. Bottorff	2009	10,409	—	10,409
	2008	10,350	—	10,350
	2007	10,125	—	10,125

Kevin T. Boyle	2009	10,974	—	10,974
	2008	10,061	—	10,061
	2007	3,450	—	3,450

Craig A. Janus	2009	11,025	—	11,025
	2008	10,211	—	10,211

(1)	Other for Mr. Curtis represents reimbursement of commuter parking.
GRANTS OF PLAN-BASED AWARDS
The following table summarizes the estimated possible payouts, if any, for plan-based non-equity awards, consisting of incentive bonuses under the VIC Plan granted to the NEOs for 2009. There were no actual payouts of incentive bonuses under the VIC Plan for 2009.

	Estimated Possible Future Payouts Under Plan-Based Non-Equity Awards (1)
Name	Grant Date	Threshold	Target	Maximum
John M. Curtis	2009	$275,000	$412,500	$550,000
James C. Reagan	2009	132,600	198,900	265,200
Richard J. Bottorff	2009	93,800	140,800	187,700
Kevin T. Boyle	2009	98,100	147,200	196,200
Craig A. Janus	2009	130,300	195,500	260,700

(1)	Threshold, target and maximum amounts are calculated based on the weighted average of the respective performance measures as defined by the Plan and discussed under “Compensation Discussion and Analysis, Salary and Incentive Compensation.”
GRANTS OF OTHER EQUITY-BASED AWARDS
Class B Membership Interests in Vangent Holding LLC
Members of our management and outside directors have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder in Vangent Holding Corp. Grants of Class B membership interests are similar in nature to grants of equity-based awards under an equity-based compensation plan. Pursuant to the terms of the limited liability company operating agreement governing Vangent Holding LLC, the holders of Class B membership interests are entitled to receive a percentage of all distributions made by Vangent Holding LLC after the holders of the Class A membership interests have received a return of their invested capital, provided that the holders of the Class A membership interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B membership interests are subject to a straight-lined five-year vesting schedule based upon the grant date with any unvested interests reverting to the holders of Class A membership interests in the event they are forfeited or repurchased.

Information with respect to Class B membership interests in Vangent Holdings LLC granted to the NEOs in 2009, 2008 and 2007 follows:

	All Other Equity-Based Awards (1)
		Grants of Class B
		Membership Interests
		in Vangent Holding	Grant Date Fair
Name	Grant Date	LLC	Value
John M. Curtis	June 2007	1.50%	$1,678,950
James C. Reagan	September 2008	0.45%	335,095
Richard J. Bottorff	June 2007	0.30%	335,790
Kevin T. Boyle	June 2007	0.10%	111,930
Craig A. Janus	January 2008	0.35%	260,630
Craig A. Janus	January 2009	0.04%	35,882

(1)	Percentages represent Class B membership interests in Vangent Holding LLC awarded to the NEOs. Class B membership interests vest over a five-year period or earlier upon a change of control.
The grant date fair value of the Class B membership interests granted in 2007 was based upon the value of the interests in Vangent Holding LLC, less a 35% discount for lack of liquidity. The value was determined based upon the amount paid for 90% of the Class A membership interests of Vangent Holding LLC by Veritas Capital and the value of Pearson’s 10% Class A membership interests in February 2007. The fair value of the Class B membership interests granted in 2008 and 2009 was calculated using a model that reflects the ownership percentage in Vangent Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity. The fair value was determined by management using an income approach based on a cash flow methodology. The Company considered and relied, in part, on reports of third-party experts in the determination of fair value of grants of Class B membership interests. The fair value of grants for 2008 is net of a 35% discount for lack of liquidity. The fair value of grants for 2009 is net of a 25% discount for lack of liquidity.
Information with respect to vested and unvested Class B membership interests in Vangent Holding LLC granted to the NEOs and outstanding as of December 31, 2009 follows:

	Year Ended December 31, 2009				December 31, 2009
	Vested	Vested	Market Value	Vested
	December 31,	During	of Vested	December 31,	Unvested	Market Value of
Name	2008	2009	During 2009	2009	(1)	Unvested (2)
John M. Curtis	0.30%	0.30%	$254,335	0.60%	0.90%	$855,818
James C. Reagan	—	0.09%	76,300	0.09%	0.36%	342,327
Richard J. Bottorff	0.06%	0.06%	50,867	0.12%	0.18%	171,163
Kevin T. Boyle	0.02%	0.02%	16,956	0.04%	0.06%	57,054
Craig A. Janus	0.07%	0.07%	59,345	0.14%	0.25%	237,727

(1)	Percentages represent unvested Class B membership interests in Vangent Holdings LLC that vest ratably over a five-year period or earlier upon a change of control.

(2)	The market value of unvested Class B membership interests in Vangent Holdings LLC at December 31, 2009, was calculated using a model that reflects the ownership percentage in Vangent Holding LLC, the preference of Class A membership interests, and a discount of 25% for lack of liquidity.

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
Information for 2009 with respect to director compensation follows:

	Fees	Stock
	Earned or	(Equity)
Name	Paid in Cash	Awards (1)	Total
Robert B. McKeon (2)	$—	$—	$—
Michael J. Bayer	49,000	—	49,000
Ambassador R. Nicholas Burns	35,500	—	35,500
Paul V. Lombardi	40,500	—	40,500
Ramzi M. Musallam (2)	—	—	—
Charles S. Ream	60,500	—	60,500

(1)	Stock (equity) awards represent grant date fair values resulting from awards of Class B membership interests in Vangent Holding LLC in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. There we no grants to directors for 2009.

(2)	Mr. McKeon and Mr. Musallam are associated with Veritas Capital and are not paid by Vangent for their services as directors. Vangent is a 100%-owned subsidiary of Vangent Holding Corp., Vangent Holding LLC is the majority shareholder in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P. Mr. McKeon is the president of Veritas Capital Partners III, LLC and Mr. Musallam is a partner at Veritas Capital. Vangent pays an annual management fee of $1.0 million to Veritas Capital.
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
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Vangent Holding LLC by:
•	each person who is known by us to beneficially own 5% or more of Vangent Holding LLC outstanding equity;
•	each member of our board of directors, the board of directors of Vangent Holding Corp., and the manager of Vangent Holding LLC;
•	each of the NEOs in the Summary Compensation Table; and
•	all executive officers and directors as a group.

To the Company’s knowledge, each of the holders of Class A and Class B membership interests in Vangent Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

	Percent of	Percent of
	Class A	Class B
	Membership	Membership
Name of Beneficial Owner(1)	Interests(2)	Interests(2)
Veritas Capital Partners III, L.L.C.(3)(4)(5)	90%	—
Pearson Inc.(6)	10%	—
Robert B. McKeon(3)(7)	90%	—
John M. Curtis	*	27%
James C. Reagan	—	8%
Richard J. Bottorff	—	5%
Kevin T. Boyle	—	2%
Craig A. Janus	—	7%
Michael J. Bayer	—	*
Ambassador R. Nicholas Burns	—	—
Paul V. Lombardi	—	*
Ramzi M. Musallam(3)	—	—
Charles S. Ream	—	*
All executive officers and directors as a group (13 persons)(8)	90%	55%

*	Denotes beneficial ownership of less than 1%.

(1)	Except as otherwise indicated, the address for each of the named beneficial owners is 4250 North Fairfax Drive, Suite 1200, Arlington, Virginia 22203.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Class A and Class B membership interests represent 94.4% and 5.6% of Vangent Holding LLC membership interests, respectively.

(3)	The address for Veritas Capital Partners III, L.L.C. and Messrs. McKeon and Musallam is c/o The Veritas Capital Fund III, L.P., and the address for The Veritas Capital Fund III, L.P. is 590 Madison Avenue, New York, New York, 10022.

(4)	Veritas Capital Partners III, L.L.C.’s interest in Vangent, Inc. is held indirectly through Vangent Holding LLC. The Veritas Capital Fund III, L.P., a Delaware limited partnership of which Veritas Capital Partners III, L.L.C. is the general partner, is the manager of Vangent Holding LLC.

(5)	Through the provisions of the limited liability company agreement governing Vangent Holding LLC, The Veritas Capital Fund III, L.P. controls the vote of all of the interests of Vangent Holding LLC.

(6)	The address for Pearson Inc. is 1330 Avenue of the Americas, New York, New York 10019.

(7)	Robert B. McKeon, Chairman of the board of directors of Vangent Holding Corp., is the President of Veritas Capital Partners III, LLC, and as such may be deemed a beneficial owner of the Class A membership interests owned by Veritas Capital Partners III, L.L.C. or voted under the direction of Veritas Capital Partners III, LLC — Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.

(8)	Includes Class A membership interests held by The Veritas Capital Fund III, L.P. and its affiliates and a third party investor, beneficial ownership of which may be deemed to be held by Mr. McKeon, as the President of Veritas Capital Partners III, L.L.C. See footnote 7 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Parties
A summary of transactions with related parties follows:
•	Vangent is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P.
•	Robert B. McKeon is the sole member of the board of directors of Vangent, is chairman of the board of Vangent Holding Corp., and is the president of Veritas Capital Partners III, LLC. Mr. Musallam is a director of Vangent Holding Corp. and is a partner at Veritas Capital.
•	Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder in Vangent Holding Corp.
•	Vangent paid an annual management fee of $1.0 million to Veritas Capital for 2009.
•	A foreign subsidiary of Vangent has an interest in an unconsolidated joint venture in Argentina and has guaranteed joint venture performance under a fixed-priced subcontract, committed to fund 50% of the joint venture’s future working capital requirements, and provided contract services of $0.2 million to the joint venture for 2009.
•	Vangent purchased administrative services under transitional contracts with Pearson amounting to $13.0 million for 2009.
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
Independent Directors
In accordance with the definition of “independent director” under the New York Stock Exchange listing standards, the following directors have no direct or indirect material relationship with us: Michael J. Bayer, Ambassador R. Nicholas Burns, Paul V. Lombardi, and Charles S. Ream.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For services rendered for 2009 and 2008 by PricewaterhouseCoopers LLP, our independent registered public accounting firm, we incurred fees as follows (in thousands):

	Years Ended
	December 31,
	2009	2008
Audit fees (1)	$1,441	$1,154
Audit-related fees (2)	164	40
Tax fees (3)	80	43

	$1,685	$1,237

(1)	Audit fees are for services relating to the annual audits of the consolidated financial statements, quarterly reviews of interim financial statements, consultations on accounting matters, and international statutory audits.

(2)	Audit-related fees are for employee benefit plans and other consultations.

(3)	Tax fees are for international tax services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements. The consolidated financial statements begin on page F-1 of this annual report on Form 10-K.
Financial Statement Schedules. None
Exhibits.

Exhibit
Number		Description
1.1	*	Purchase Agreement, dated as of February 7, 2007, by and among Vangent, Inc., Blueprint Technologies, Inc. and PAS, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
3.1	*	Certificate of Incorporation of Vangent, Inc.
4.1	*	Indenture, dated February 14, 2007, by and among Vangent, Inc., PAS, Inc., Blueprint Technologies, Inc. and The Bank of New York, as Trustee
4.2	*	Form of 9 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.1)
4.3	*	Registration Rights Agreement, dated as of February 14, 2007, by and among Vangent, Inc., PAS, Inc., Blueprint Technologies, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
4.4	*	Form of Guarantee (included in Exhibit 4.1)
10.1	*
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

Vangent, Inc.

March 26, 2010	/s/ John M. Curtis John M. Curtis
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Curtis John M. Curtis	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/s/ James C. Reagan James C. Reagan	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 26, 2010

/s/ Robert B. McKeon Robert B. McKeon	Director	March 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description
21.1	Subsidiaries of Vangent, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the period February 15 to December 31, 2007, and for the predecessor entity the period January 1 to February 14, 2007
F-5

Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Loss for the years ended December 31, 2009 and 2008, the period February 15 to December 31, 2007, and for the predecessor entity the period January 1 to February 14, 2007
F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, the period February 15 to December 31, 2007, and for the predecessor entity the period January 1 to February 14, 2007
F-7

Notes to Consolidated Financial Statements	F-8 to F-40

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Vangent, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Vangent, Inc. and its subsidiaries (“Company”) at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from February 15, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 26, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Vangent Inc.:
In our opinion, the accompanying consolidated statements of operations, owner’s equity and comprehensive loss, and cash flows present fairly, in all material respects, the results of the operations and cash flows of Pearson Government Solutions Business (a managed group of entities under Pearson plc and Predecessor Company) for the period from January 1, 2007 to February 14, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 12, 2008

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Balance Sheets
(in thousands, except share and per-share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$44,638	$19,446
Trade receivables, net	109,846	123,382
Prepaid expenses and other assets	7,424	10,733
Deferred contract costs	2,929	—
Assets of discontinued operations	15,036	9,844

Total current assets	179,873	163,405

Property and equipment, net	25,124	25,715
Intangible assets, net	151,860	175,259
Goodwill	268,212	278,231
Deferred debt financing costs, net	8,037	10,197
Other assets	396	423
Assets of discontinued operations	6,727	13,044

Total assets	$640,229	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$13,534	$—
Accounts payable and accrued liabilities	62,402	64,674
Fair value of liability derivatives, current portion	2,447	6,063
Accrued interest payable	8,186	8,304
Deferred tax liability	5,628	3,962
Deferred revenue	3,976	2,582
Liabilities of discontinued operations	7,521	2,548

Total current liabilities	103,694	88,133

Long-term debt, net of current portion	406,832	420,366
Other long-term liabilities	7,194	7,879
Deferred tax liability	12,144	5,259
Liabilities of discontinued operations	502	—

Total liabilities	530,366	521,637

Commitments and contingencies (Note 13)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2008 and 2009	—	—
Additional paid-in capital	207,376	206,328
Accumulated other comprehensive loss	(14,949)	(13,135)
Accumulated deficit	(82,564)	(48,556)

Total stockholder’s equity	109,863	144,637

Total liabilities and stockholder’s equity	$640,229	$666,274

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Statements of Operations
(in thousands)

				Predecessor
	Successor Entity			Entity
			Period	Period
	Years Ended		February 15 to	January 1 to
	December 31,		December 31,	February 14,
	2009	2008	2007	2007
Revenue	$583,986	$532,049	$427,129	$55,514

Cost of revenue	490,500	440,495	356,241	45,411

Gross profit	93,486	91,554	70,888	10,103

General and administrative expenses	40,387	46,440	40,267	9,219

Selling and marketing expenses	18,003	14,930	13,284	1,766

Impairment charges for goodwill and intangibles	11,227	13,766	—	—

Operating income (loss)	23,869	16,418	17,337	(882)

Interest expense	34,414	35,954	34,467	34

Interest and other income	(125)	(710)	(1,049)	(28)

Loss from continuing operations before income taxes	(10,420)	(18,826)	(16,081)	(888)

Provision (benefit) for income taxes	6,794	4,939	6,151	(275)

Loss from continuing operations	(17,214)	(23,765)	(22,232)	(613)

Income (loss) from discontinued operations (net of tax)	(16,794)	(2,742)	183	238

Net loss	$(34,008)	$(26,507)	$(22,049)	$(375)

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Statements of Owner’s/Stockholder’s Equity and Comprehensive Loss
(in thousands, except share amounts)

				Accum-
				ulated
				Other
				Compre-	Inter-		Total
			Additional	hensive	company	Accum-	Owner’s/
	Common Stock		Paid-in	Income	Investment in	ulated	Stockholder’s
	Shares	Amount	Capital	(Loss)	Subsidiary	Deficit	Equity
Predecessor Entity
Balance, December 31, 2006	—	—	—	(5,502)	534,586	—	529,084
Foreign currency translation adjustments	—	—	—	(166)	—	—	(166)
Net loss	—	—	—	—	(375)	—	(375)

Total comprehensive loss							(541)
Equity transfers and investment	—	—	—	—	13,310	—	13,310

Balance, February 14, 2007	—	$—	$—	$(5,668)	$547,521	$—	$541,853

Successor Entity
Balance, February 15, 2007	—	$—	$—	$—	$—	$—	$—
Effect of hedging activities, net of tax	—	—	—	(3,362)	—	—	(3,362)
Foreign currency translation adjustments	—	—	—	425	—	—	425
Net loss	—	—	—	—	—	(22,049)	(22,049)

Total comprehensive loss							(24,986)
Issuance of common stock	100	—	203,466	—	—	—	203,466
Equity-based compensation	—	—	909	—	—	—	909
Investment from parent	—	—	900	—	—	—	900

Balance, December 31, 2007	100	—	205,275	(2,937)	—	(22,049)	180,289
Effect of hedging activities, net of tax	—	—	—	(5,413)	—	—	(5,413)
Foreign currency translation adjustments	—	—	—	(4,785)	—	—	(4,785)
Net loss	—	—	—	—	—	(26,507)	(26,507)

Total comprehensive loss							(36,705)
Equity-based compensation	—	—	1,053	—	—	—	1,053

Balance, December 31, 2008	100	—	206,328	(13,135)	—	(48,556)	144,637
Effect of hedging activities, net of tax	—	—	—	3,748	—	—	3,748
Foreign currency translation adjustments	—	—	—	(5,562)	—	—	(5,562)
Net loss	—	—	—	—	—	(34,008)	(34,008)

Total comprehensive loss							(35,822)
Equity-based compensation	—	—	1,048	—	—	—	1,048

Balance, December 31, 2009	100	$—	$207,376	$(14,949)	$—	$(82,564)	$109,863

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Consolidated Statements of Cash Flows
(in thousands)

				Predecessor
	Successor Entity			Entity
			Period	Period
	Years Ended		February 15 to	January 1 to
	December 31,		December 31,	February 14,
	2009	2008	2007	2007
Cash flows from operating activities
Net loss	$(34,008)	$(26,507)	$(22,049)	$(375)
Income (loss) from discontinued operations (net of tax)	(16,794)	(2,742)	183	238

Loss from continuing operations	(17,214)	(23,765)	(22,232)	(613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and intangibles	11,227	13,766	—	—
Amortization of intangibles	21,083	21,031	18,222	—
Depreciation and amortization	10,800	12,527	10,179	2,138
Amortization of deferred debt financing costs	2,160	2,251	1,565	—
Equity-based compensation expense	1,048	1,053	909	1,477
Deferred income taxes	5,822	3,806	4,984	(19)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables	14,401	(18,942)	171	(14,594)
Prepaid expenses and other assets	2,852	1,287	(6,703)	577
Accounts payable and accrued liabilities	(4,145)	6,692	25,785	(5,653)
Deferred revenue	1,394	(1,296)	(3,241)	(1,189)

Continuing operations, net	49,428	18,410	29,639	(17,876)
Discontinued operations, net	(9,041)	—	1,208	(1,020)

Net cash provided by (used in) operating activities	40,387	18,410	30,847	(18,896)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(3,892)	(615,206)	—
Capital expenditures	(10,682)	(9,053)	(6,792)	(3,707)
Discontinued operations, net	(5,101)	(585)	(614)	(20)

Net cash used in investing activities	(15,783)	(13,530)	(622,612)	(3,727)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	203,466	—
Borrowings under revolving credit facility	—	—	15,000	—
Repayment of borrowing under revolving credit facility	—	—	(15,000)	—
Proceeds from issuance of senior secured term loan	—	—	240,000	—
Repayment of senior secured term loan	—	(7,834)	(1,800)	—
Proceeds from issuance of senior subordinated notes	—	—	190,000	—
Debt financing costs	—	—	(14,498)	—
Investment from parent and other	(188)	(254)	635	13,271

Net cash provided by (used in) financing activities	(188)	(8,088)	617,803	13,271

Effect of exchange rate changes on cash and cash equivalents	34	(1,751)	55	(166)

Net increase (decrease) in cash and cash equivalents	24,450	(4,959)	26,093	(9,518)
Cash and cash equivalents, beginning of period	21,134	26,093	—	11,713

Cash and cash equivalents, end of period:
Continuing operations	$44,638	$19,446	$23,831	$1,478

Discontinued operations	$946	$1,688	$2,262	$717

Supplemental of non-cash investing and financing activities
Leasehold improvements provided by lessor under operating leases	$855	$2,503	$—	$—

Supplemental cash flow information
Interest paid — continuing operations	32,713	34,133	23,730	—
Income taxes paid:
Continuing operations	831	585	12	—
Discontinued operations	398	501	753	35
The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
(formerly Pearson Government Solutions Business)
Notes to Consolidated Financial Statements
(dollars in thousands)
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
On February 14, 2007, The Veritas Capital Fund III, L.P., Vangent Holding LLC and Vangent Holding Corp. consummated a stock purchase agreement with Pearson and certain other seller entities under which Vangent Holding Corp. acquired all of the equity interests of Pearson Government Solutions (“Predecessor Entity”).
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the commercial talent management sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The Department of Health and Human Services (“HHS”) represented 44%, and the Department of Education (“DoED”) represented 15% of total revenue for the year ended December 31, 2009.
Discontinued Operations
In the fourth quarter of 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America. The consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V.
Predecessor Entity
The consolidated financial statements for the Predecessor Entity for the period January 1 to February 14, 2007, were prepared from Pearson’s accounting records and are presented on a carve-out basis to include the results of operations applicable to the managed group of entities under Pearson known as Pearson Government Solutions Business. Owner’s equity is presented for the Predecessor Entity in lieu of stockholder’s equity. As a result of the application of the purchase accounting method and the valuation of assets and liabilities at fair value as of the date of the acquisition, the consolidated financial statements of the Successor Entity are not comparable with the Predecessor Entity.
2. Acquisitions
Acquisition of Aptiv Technology Partners
In 2008 Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3,892, including acquisition fees. In accordance with the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business have been included in Vangent’s consolidated financial statements from the date of the acquisition. The acquired business is part of the Government Group business segment. The allocation of the purchase consideration resulted in intangible assets of $1,154 that are being amortized over a three-year period and goodwill of $2,703.

Vangent Acquisition Transaction (“Acquisition”)
On February 14, 2007, The Veritas Capital Fund III, L.P. (“Veritas Capital”) and Vangent Holding Corp. consummated a stock purchase agreement with Pearson and certain other seller entities under which Vangent Holding Corp. acquired all of the equity interests of (i) Pearson Government Solutions, Inc. and (ii) the domestic and international affiliates of Pearson Government Solutions, Inc.
The portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest was assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by Vangent Holding Corp. (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities were assigned new values which include part carryover basis and part fair value basis. Goodwill of $301,873 resulted from the Acquisition, of which $250,456 is estimated to be tax deductible. Goodwill is amortized for income tax purposes.
A summary of the purchase consideration and related allocation follows:

February 15,
2007
Purchase Consideration
Cash paid to Pearson	$560,000
10% of Class A interests in Vangent Holding LLC issued to Pearson	54,185
Less: deemed dividend	(47,697)
Series A preferred stock of Vangent Holding Corp. issued to Pearson	35,020
Series B preferred stock of Vangent Holding Corp. issued to Pearson	4,958
Transaction costs	32,000

$638,466

Allocation of Purchase Consideration
Cash	$2,195
Accounts receivable	113,881
Property and equipment	31,007
Deferred debt financing costs	14,013
Other assets	7,863
Intangible assets	216,406
Goodwill	301,873
Less: liabilities assumed	(55,824)

Net assets acquired	631,414
Additional cash received from Vangent Holding Corp.	7,052

Net assets	$638,466

Allocation of Intangible Assets Acquired
Customer relationships (10.8 years weighted average life)	$204,570
Intellectual property (indefinite life)	11,178
Other	658

$216,406

3. Discontinued Operations
In the fourth quarter of 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V.

A summary of assets and liabilities, revenue, cost and expenses and cash flows of the discontinued operations that are segregated and reported separately in the consolidated financial statements follows:

Discontinued Operations	December 31,
Balance Sheet Data	2009	2008
Cash	$946	$1,688
Accounts receivable	9,323	6,476
Other assets	4,767	1,680

Total current assets	15,036	9,844
Property and equipment , net	4,744	1,437
Goodwill and intangible assets, net	—	11,376
Deferred income taxes and other	1,983	231

Total assets	21,763	22,888

Current liabilities	7,521	2,548
Long-term liabilities	502	—

Net assets of discontinued operations	$13,740	$20,340

				Predecessor
	Successor Entity			Entity
			Period	Period
	Years Ended		February 15 to	January 1 to
Discontinued Operations	December 31,		December 31,	February 14,
Statements of Operations Data	2009	2008	2007	2007
Revenue	$22,803	$26,222	$24,091	$3,319
Costs and expenses	30,419	25,364	23,562	3,098
Impairment charges for goodwill	4,253	2,985	—	—
Expected loss on disposal	4,965	—	—	—

Income (loss) from discontinued operations before income taxes	(16,834)	(2,127)	529	221
Provision (benefit) for income taxes	(40)	615	346	(17)

Income (loss) from discontinued operations	$(16,794)	$(2,742)	$183	$238

Based on the Company’s annual impairment test, a goodwill impairment charge of $4,253 was recorded in 2009. In addition, based on estimates of fair value of the discontinued operations, less cost to sell, an additional charge of $4,965 was recorded for the expected loss on disposal resulting in a total impairment of the remaining balances of goodwill and intangible assets.
No corporate interest expense was allocated to the discontinued operations since there was no corporate debt specifically attributable to the operations. The senior secured credit facility provides that under certain circumstances a mandatory debt payment is required for 100% of the proceeds of qualifying asset dispositions. The terms of the ultimate disposition of the discontinued operations and other conditions will determine whether or not a mandatory debt payment will result.
Discontinued Operations in Venezuela — Foreign Currency Translation
Revenue from Vangent Venezuela, C.A (“Vangent Venezuela”) was $3,050 for the year ended December 31, 2009, and net assets denominated in Venezuelan bolivar fuertes amounted to $776 and net monetary assets amounted to $636 at December 31, 2009.
There are two currency exchange rates which may be used to convert the Venezuelan bolivar: an official rate and a market rate. The use of the official rate to convert cash to pay dividends requires the approval of the Venezuelan government. The official rate has been fixed at 2.15 bolivar fuertes to the U.S. dollar. Although there has been significant inflation, Venezuela continued to fix this rate through 2009. As of December 31, 2009, the market rate for obtaining U.S. dollars, which may be used without government approval, was 63% lower than the official rate.

Prior to the fourth quarter of 2009, the financial statements of Vangent Venezuela were translated using the official rate, the rate used for dividend remittances. In 2007 Vangent Venezuela declared a dividend to be paid to Vangent, Inc. and initiated the process to request government approval to pay the dividend at the official rate. It is unclear when, if ever, the dividend payment will be approved at the official rate. If the dividend payment is not approved at the official rate, one option would be to repatriate dividends at the market rate. Some U.S. companies are repatriating dividends at the market rate. As a result of these developments, it is now more likely that dividends will be repatriated at the market rate. Beginning in the fourth quarter of 2009, Vangent began to use the market rate for the translation of financial statements of Vangent Venezuela. Use of the market rate resulted in a foreign currency translation loss of $508 recorded in the statement of operations and an equity loss of $1,468 recorded in other comprehensive loss for 2009.
Discontinued Operations in Venezuela — Designation of Venezuelan Economy as Highly Inflationary
Venezuela has experienced significant inflation in the last several years, and the economy has been determined to be highly inflationary effective January 2010 under U. S. generally accepted accounting principles. An economy is considered highly inflationary when cumulative three-year inflation exceeds 100%. Two different inflation indices exist for determining highly inflationary status in Venezuela: the Consumer Price Index (“CPI”) and the National Consumer Price Index (“NCPI”). Vangent relies on the blended CPI/NCPI index to determine highly inflationary status. The blended CPI/NCPI reached cumulative three-year inflation in excess of 100% in the fourth quarter of 2009.
The designation of highly inflationary under U.S. generally accepted accounting principles means that Vangent Venezuela will begin to use the U.S. dollar as the functional currency effective January 2010. Under the highly inflationary basis of accounting, net monetary assets held in bolivar fuertes will be translated into U.S. dollars at each balance sheet date with remeasurement adjustments and any foreign currency transaction gains or losses recognized in income or expense.
Discontinued Operations in Argentina — Variable Interest Entity
Vangent Argentina, S.A. has an interest in a joint venture in Argentina that began providing government services in the second quarter of 2009. Under the arrangement, Vangent Argentina has guaranteed joint venture performance under a fixed-priced subcontract, and has committed to fund 50% of the joint venture’s future working capital requirements amounting to $154. Vangent Argentina holds less than a majority ownership interest in the joint venture and is entitled to 50% of the income and losses of the joint venture. Vangent Argentina has determined that it is not the primary beneficiary of the joint venture. The joint venture is accounted for under the equity method of accounting as part of discontinued operations as follows: equity in net income of $158 for the year ended December 31, 2009, and investment in joint venture of $565 included in assets of discontinued operations at December 31, 2009.
4. Summary of Significant Accounting Policies
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter.
Principles of Consolidation
The consolidated financial statements include the balance sheet accounts and the results of operations of Vangent, its domestic and foreign subsidiaries, and variable interest entities for which the Company has determined it is the primary beneficiary. Business operations in Latin America that are classified as available for sale are reported as discontinued operations. All intercompany balances and transactions have been eliminated.
In 2009, the Company identified certain errors, each of which was immaterial, that were included in the reported results for the year ended December 31, 2008. The corrections had the effect of decreasing the loss from continuing operations by $198 for the year ended December 31, 2009. The Company has determined that the impact of these adjustments was not material to the current or any prior period presented.

Variable Interest Entities
The Company has interests in two foreign joint ventures that began providing government services in the fourth quarter of 2008 in the United Kingdom and in the United Arab Emirates. The joint ventures provide subcontracting services under foreign government agency programs. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract. Under both joint venture agreements the Company holds less than a majority ownership interest in the joint ventures, is entitled to a majority of the income and losses of the joint ventures, and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements.
Revenue Recognition
Revenue is derived primarily from contracts with the U.S. Government. Revenue from service contracts is recognized when earned, generally as work is performed in accordance with the FASB Accounting Standards Codification Topic 605-10, Revenue — Overall (Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.
Contracts with customers are fixed-price, cost-plus, or time-and-materials contracts. Revenue and profit on fixed-price service contracts under which the Company is paid a specific amount to provide services are recognized ratably as services are performed or as units are delivered. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably over the contract performance period as services are performed. Incentive fees on cost-plus service contracts are recognized when awarded by the customer or, if determinable as of the reporting date, are recognized ratably over the contract performance period. Revenue for time-and-materials contracts is recognized on the basis of allowable labor hours multiplied by the contracted billing rates, plus costs for items used in the performance of the contract. Profit on time-and-materials contracts result from the difference between the cost of services performed and the contracted billing rates for these services.
Revenue and profit on fixed-price systems development contracts within the scope of the FASB Accounting Standards Codification Topic 605-35, Revenue Recognition — Construction-Type and Production-Type (formerly Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts), are recognized using the cost-to-cost method under the percentage-of-completion method based on the ratio of actual costs incurred to the total estimated costs at completion of the contract, multiplied by estimated total contract revenue. Provision for the full amount of an anticipated loss on a contract is recognized in the period in which the loss becomes probable and can be reasonably estimated.
Revenue recognition requires significant judgment relative to assessing risks, estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Contracts may include a combination of one or more of services or deliverables. Judgment is required to determine if a contract with more than one element should be divided into separate units of accounting with revenue allocated to each element.
Invoices to customers are prepared in accordance with the terms of the contract which may not be directly related to the performance of services or the recognition of revenue. Unbilled receivables are invoiced to customers based upon the achievement of specific criteria defined by the contract including deliverables, milestones, timetables, or the incurrence of certain costs.

Payments received from customers in advance of delivery or the performances of services are classified as deferred revenue. Reimbursements of certain costs, including certain hardware costs or out-of-pocket expenses are included in revenue with corresponding costs included in cost of revenue as costs are incurred.
Cost of Revenue
Cost of revenue includes labor, facilities, other direct contract costs, overhead, management and support, amortization of intangible assets, depreciation of property and equipment, and other costs attributable to serving our customers. Labor includes salaries, wages and related employee benefits associated with the professional and customer service staff. Facilities costs include rent for commercial office space and a portion of headquarters costs. Other direct contract costs include travel, hardware and software, and costs of subcontractors. The number and types of personnel, including their salaries and other costs, have a significant impact on cost of revenue.
Equity-Based Compensation
Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holdings LLC to its employees and independent directors based on the grant-date fair value. Class B membership interests represent a net profits interest in Vangent Holdings LLC and are granted with no exercise price and no expiration date. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award.
Derivative Financial Instruments
The Company uses derivatives as hedge instruments to manage interest rate risk and certain foreign currency exchange rate risks and does not enter into derivative transactions for trading or speculative purposes. The fair value of interest rate swap derivatives and foreign currency contract derivatives is based on quoted prices for similar assets or liabilities in active markets adjusted for nonperformance risk.
The effective portion of the gain/loss on derivatives that qualify as cash flow hedges is reported as a component of other comprehensive income/loss and is subsequently reclassified to the statement of operations in the period or periods in which the hedged transaction affects the statement of operations. The ineffective portion of the gain/loss on derivatives and the amount excluded from effectiveness testing are recognized in the statement of operations. Cash flows relating to derivative financial instruments are classified in the same category as the hedged transaction.
Cash and Cash Equivalents
Cash and cash equivalents are composed of highly liquid instruments with original maturities of 90 days or less. Cash in bank accounts at times may exceed federally insured limits. Cash equivalents or marketable securities are comprised primarily of repurchase agreements and money market securities with two major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities.
Concentration of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company does not generally require collateral or other security to support trade receivables. The Company does not have any off balance sheet credit exposure related to its trade receivables.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable include amounts billed or billable to customers and unbilled receivables representing recoverable costs incurred and accrued profit relating to amounts that are not contractually billable pending the completion of milestones, contract authorizations or retainage.
An allowance for doubtful accounts is maintained for trade accounts receivable as necessary for amounts not deemed probable of collection. In determining the allowance, management considers the probability of recoverability based on past experience and general economic conditions. The Company believes that the allowance is adequate and does not anticipate incurring significant losses on accounts receivable in excess of the allowance.

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

	Life	December 31,
	(in years)	2009	2008
Software	3 to 5	$21,024	$18,148
Equipment and furniture	3	27,109	20,292
Leasehold improvements	3 to 15	10,118	8,456

		58,251	46,896
Accumulated depreciation and amortization		(33,127)	(21,181)

Property and equipment, net		$25,124	$25,715

Intangible Assets
Intangible assets resulting from the Acquisition were recorded based, in part, on an independent valuation and are amortized over their estimated useful lives unless the useful life is determined to be indefinite. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations. A summary of intangible assets follows:

	Weighted
	Average Life	December 31,
	(in years)	2009	2008
Indefinite-life intangible assets
Intellectual property	Indefinite	$10,328	$11,178

Definite-life intangible assets
Customer relationships	10.7	201,101	202,701
Other	4	658	658

		201,759	203,359
Accumulated amortization		(60,227)	(39,278)

Definite-life intangible assets, net		141,532	164,081

Intangible assets, net		$151,860	$175,259

Amortization of the unamortized balance of intangible assets for each of the next five years and thereafter is scheduled as follows:

Years Ending December 31
2010	$21,091
2011	20,723
2012	20,560
2013	20,560
2014	11,918
Thereafter	46,680

$141,532

Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, other than goodwill and an indefinite-life intangible asset are evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.
Goodwill
The Company tests goodwill and the indefinite-life intangible asset on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. The impairment test is a two-step process. The first step compares the fair value of each reporting unit with the carrying amount, including goodwill. The fair values are determined using the income approach based on a discounted cash flow methodology. The Company considers and relies, in part, on reports of a third-party expert to determine the fair values. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount for a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of the impairment loss by comparing the fair value of goodwill with the carrying amount of goodwill.
Income Taxes
The Company accounts for income taxes using an asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carryforwards. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized. The effect of a change in tax rates is recognized in the provision for income tax in the period the change in rates is enacted.
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at December 31, 2009 will not be realizable. A purchase accounting tax valuation allowance was established in connection with the Acquisition, and a full valuation allowance has been provided against U.S. deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not, and any such reversal would be reflected as a reduction to the provision for income taxes.
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
Foreign Currency Translation
For operations outside the United States with functional currencies other than the U.S. dollar, results of operations and cash flows are translated at weighted average exchange rates during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet dates. The cumulative effect of these translation adjustments is reported in accumulated other comprehensive loss.

Other Comprehensive Loss
Vangent reports total comprehensive loss that consists of net loss, the effect of interest rate swap and foreign currency forward contract hedging activities (net of income tax and net of related income tax valuation allowance), and the effect of foreign currency translation adjustments. No income taxes are provided on the cumulative translation adjustment since it is considered to be a component of a permanent investment.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include but are not limited to unbilled receivables, allowance for doubtful accounts, estimates to complete for customer contracts, liabilities for contingencies, accrued liabilities and expenses, amortization of intangible assets, depreciation and amortization, and fair value estimates to test for goodwill impairment. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Financial statements reflect the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The effects of subsequent events that provide evidence about conditions that arose after the balance sheet date (nonrecognized subsequent events) are not reflected in the financial statements but are disclosed if the financial statements would otherwise be misleading.
5. Recent Accounting Pronouncements
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
In June 2009, the FASB issued new requirements that are now part of the ASC topic on Consolidations, dealing with the consolidation of variable interest entities. The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements become effective on January 1, 2010. The Company is evaluating the new requirements and does not expect that adoption will have a material effect on its results of operations or financial position.
In October 2009, the FASB issued an ASC update, Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an entity to allocate revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the use of the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is evaluating the new requirements and does not expect that adoption will have a material effect on its results of operations or financial position.
In October 2009, the FASB issued an ASC update, Certain Revenue Arrangements that Include Software Elements, that amends existing requirements to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The new requirements become effective January 1, 2010. The Company does not expect that adoption will have a material effect on its results of operations or financial position.

In January 2010, the FASB issued an ASC Update, Improving Disclosures about Fair Value Measurements that sets forth additional disclosure requirements for fair value measurements including a new gross presentation of activity for any liabilities that require fair value measurement for which valuation inputs fall within the Level 3 of the fair value hierarchy. It also requires details of transfers in and out of Levels 1 and 2 of the inputs hierarchy for fair value measurements. The new disclosure requirements become effective January 1, 2010.
6. Trade Accounts Receivable
A summary of trade accounts receivable, customers that represented 10% or more of trade accounts receivable, and the allowance for doubtful accounts follows:

	December 31,
	2009	2008
Trade accounts receivable	$74,929	$61,393
Billable trade receivables	26,798	47,395
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	7,432	14,405
Other	840	343

	109,999	123,536
Allowance for doubtful accounts	(153)	(154)

Trade accounts receivable, net	$109,846	$123,382

Trade accounts receivable from major customers
Department of Health and Human Services	34%	49%
Department of Education	16%	13%
Department of Defense	18%	10%
7. Accounts Payable and Accrued Liabilities and Other Long-Term Liabilities
A summary of accounts payable and accrued liabilities and other long-term liabilities follows:

	December 31,
	2009	2008
Accounts payable and accrued liabilities
Trade accounts payable and accrued liabilities	$39,440	$40,783
Accrued salaries and employee benefits	20,585	20,478
Accrued taxes	2,377	3,413

	$62,402	$64,674

Other long-term liabilities:
Deferred rent	$4,458	$3,971
Interest rate swaps at fair value	2,210	3,279
Other	526	629

	$7,194	$7,879

8. Long-Term Debt
A summary of long-term debt follows:

	December 31,
	2009	2008
Term loan, due February 14, 2013, with interest at variable rates (2.52% at December 31, 2009)	$230,366	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	420,366	420,366
Less: current portion of term loan	(13,534)	—

Long-term debt, net of current portion	$406,832	$420,366

Scheduled maturities of long-term debt as of December 31, 2009, follow:

2010	$13,534
2011	—
2012	1,695
2013	215,137
2014	—
2015	190,000

$420,366

Senior Secured Credit Facility
At December 31, 2009, the senior secured credit facility consisted of a term loan of $230,366, and, subject to certain limitations, an available revolving credit facility of up to $49,800 that expires February 14, 2012. At December 31, 2009 there was a letter of credit in the amount of $200 outstanding under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2009 or 2008. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the year ended December 31, 2009, a mandatory payment of $13,534 is scheduled to be made March 31, 2010. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2011 or March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of December 31, 2009, the Company was in compliance with all of the affirmative and negative covenants.
At December 31, 2009, the more restrictive covenants related to (i) compliance with a maximum allowable consolidated leverage ratio and (ii) loans and advances by Vangent, Inc. to non-guarantor subsidiaries. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for unusual and non-recurring items) for a twelve-month period. At December 31, 2009, the consolidated leverage ratio was 5.44 to 1, compared with the maximum allowable ratio of 6.00 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010.

At December 31, 2009, the cumulative amount of net loans to and investments in Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, by Vangent, Inc. amounted to $8,275 compared with the maximum allowable amount of $10,000 for loans to or investments in non-guarantor subsidiaries under the senior secured credit facility.
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
The Company may redeem all or part of the notes at any time prior to February 15, 2011, at a redemption price of 100% of the principal amount plus an applicable premium, as defined and additional interest, as defined. The notes are redeemable at the option of the Company at the redemption price of 104.8125% of the principal amount on or after February 15, 2011, 102.4063% on or after February 15, 2012, and 100% on or after February 15, 2013.
9. Derivative Instruments, Hedging Activities and Financial Instruments
Vangent, Inc. uses derivative financial instruments to manage interest rate risk and Vangent Mexico, S.A. de C.V. (“Vangent Mexico”), a 100%-owned subsidiary included as part of discontinued operations, uses derivative instruments to manage certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts are used to hedge exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. Derivatives can involve credit risk from the possible non-performance by the parties. At December 31, 2009, the fair values of the derivative contracts resulted in derivative liabilities, and the fair values reflect the Company’s credit adjusted discount rate. The Company does not enter into derivative transactions for trading or speculative purposes.
For derivative financial instruments that qualify as a cash-flow hedge, the effective portion of the gain/loss is reported as a component of other comprehensive income/loss (“OCI”) and is subsequently reclassified to the statements of operations in the period or periods in which the hedged transaction affects the statement of operations. At December 31, 2009, the following derivative financial instruments were outstanding:

Issuer	Derivative Financial Instruments	Amount	Description
Vangent, Inc.	Interest rate swap agreements	$185,000	Pay fixed and receive variable
Vangent Mexico	Foreign currency forward contracts	$2,019	Sell Mexican Pesos
Vangent Mexico	Foreign currency forward contracts	£550	Sell Mexican Pesos
Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At December 31, 2009, the notional amounts of the pay-fixed/receive-variable interest rate swap agreements were as follows:

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Date Entered	Amount	to be Paid	to be Received	Period Covered
February 2007	$110,000	5.215%	3-month LIBOR	February 2009 to February 2010
April 2008	$75,000	3.280%	3-month LIBOR	April 2008 to February 2010
April 2008	$150,000	3.280%	3-month LIBOR	February 2010 to February 2011

The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge transactions and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $4,657 at December 31, 2009, of which $4,634 represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The ineffective portion is charged to interest expense and was not material.
Discontinued Operations — Foreign Currency Contracts
Vangent Mexico entered into foreign currency forward exchange contracts with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in the Mexican peso exchange rates. At December 31, 2009, the total notional amount of the contracts was $2,895.
The Company documented its risk management objective and nature of the risks being hedged for foreign currency contracts that qualify as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the foreign currency contracts and the related forecasted transactions. Other foreign currency hedge contracts do not qualify as cash flow hedges. The fair value of the derivative liabilities for foreign currency contracts aggregated $339 at December 31, 2009, and is reported as part of liabilities for discontinued operations. For hedge contracts that qualify as cash flow hedges, an unrealized loss of $392 is included in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity.
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
A summary of the bases used to measure financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	December 31,
	2009	2008

Liabilities
Level 1 — Quoted prices in active markets for identical items	$—	$—
Level 2 — Significant other observable inputs:
Interest rate swap agreements	4,657	9,342
Foreign currency forward contracts	339	—
Level 3 — Significant unobservable inputs	—	—

Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:

Statements of Operations Data
				Location of Gain	Amount of Gain
			Amount of Gain	(Loss)	(Loss) Recognized
	Amount of Gain	Location of Gain	(Loss)	Recognized in	in Income on
	(Loss)	(Loss)	Reclassified	Income on	Derivative
	Recognized	Reclassified	from Accumulated	Derivative	(Ineffective
	in OCI on	from	OCI into	(Ineffective	Portion and
	Derivative	Accumulated	Income	Portion and	Amount Excluded
	(Effective	OCI into	(Effective	Amount	from Effectiveness
	Portion)	Income	Portion)	Excluded from	Testing)
	Year Ended	(Effective	Year Ended	Effectiveness	Year Ended
Derivative Contracts	December 31, 2009	Portion)	December 31, 2009	Testing)	December 31, 2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$(2,476)	Interest expense	$(6,616)	Interest expense	$(94)
Foreign currency forward contracts	(937)	Discontinued operations — Cost of revenue	(545)	Discontinued operations — Cost of revenue	—

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	$—		$—	Discontinued operations — Cost of revenue	$(88)

Balance Sheet Data
		Fair Value of
		Liability Derivatives
		December 31,
Derivative Contracts	Balance Sheet Location	2009	2008
Derivatives that qualify as cash flow hedges
Interest rate swap agreements:
Current portion	Fair value of liability derivatives	$2,447	$6,063
Non-current portion	Other long-term liabilities	2,210	3,279

Foreign currency forward contracts	Discontinued operations — Current liabilities	251	—

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	Discontinued operations — Current liabilities	$88	$—

Financial Instruments
The fair values of financial instruments at December 31, 2009, follow:

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$230,366	$230,366
9 5/8% senior subordinated notes, due February 15, 2015	190,000	179,313

	$420,366	$409,679

Interest rate swap agreements to pay fixed and receive variable
Short-term liabilities (amount expected to be reclassified into income (loss) within the next twelve months)	$2,447	$2,447
Long-term liabilities	2,210	2,210

	$4,657	$4,657

Discontinued operations
Foreign currency forward contracts
Short-term liabilities	$339	$339

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At December 31, 2009, the quoted market price was $94.375 per $100 reflecting a yield of 11.3%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets adjusted for non-performance risk. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
10. Goodwill and Indefinite-Life Intangible Asset
Goodwill is recorded in connection with acquisitions representing the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. A summary of activity follows:

					Human
					Capital
					Group
					Indefinite -
			Human		Life
	Government	International	Capital	Total	Intangible
	Group	Group	Group	Goodwill	Asset
Balance, February 15, 2007	$—	$—	$—	$—	$—
Acquisition	247,678	22,698	19,159	289,535	11,178

Balance, December 31, 2007	247,678	22,698	19,159	289,535	11,178
Acquisition of Aptiv Technology Partners	2,703	—	—	2,703	—
Goodwill impairment charges	—	(5,553)	(8,213)	(13,766)	—
Deferred income tax adjustment	—	(241)	—	(241)	—

Balance, December 31, 2008	250,381	16,904	10,946	278,231	11,178
Impairment charges	—	(7,912)	(2,465)	(10,377)	(850)
Other	—	358	—	358	—

Balance, December 31, 2009	$250,381	$9,350	$8,481	$268,212	$10,328

December 31, 2009
Goodwill	$250,381	$22,815	$19,159	$292,355	$11,178
Accumulated impairment	—	(13,465)	(10,678)	(24,143)	(850)

	$250,381	$9,350	$8,481	$268,212	$10,328

December 31, 2008
Goodwill	$250,381	$22,457	$19,159	$291,997	$11,178
Accumulated impairment	—	(5,553)	(8,213)	(13,766)	—

	$250,381	$16,904	$10,946	$278,231	$11,178

The goodwill impairment charge of $7,912 for the International Group for the year ended December 31, 2009, resulted from continuing adverse business conditions and reduced expectations of future operating performance. The goodwill and indefinite-life intangible asset impairment charges aggregating $3,315 for the Human Capital Group for the year ended December 31, 2009 resulted from high and continuing unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers.
The goodwill impairment charge of $5,553 for the International Group for the year ended December 31, 2008, resulted from changes in foreign currency exchange rates versus the U.S. dollar, lower operating margins, and the effects of the global recession. The goodwill impairment charge of $8,213 for the Human Capital Group for the year ended December 31, 2008 resulted from the recession and overall economic weakness coupled with a slowdown in customer orders relating to screening, testing and hiring.
The process of evaluating the impairment of goodwill and the indefinite-life intangible asset is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the annual evaluation, estimates and judgments are developed about the future cash flows of each of the reporting units, including estimated growth rates and assumptions about the future economic and operating environment. Although cash-flow forecasts are based on assumptions that are consistent with plans and estimates that are used to manage the business segments, there is significant judgment in determining the cash flows attributable to reporting units over the forecast period.

11. Leases
The Company leases office facilities and equipment primarily under operating leases. The costs of leasehold improvements funded by or reimbursed by the lessor are capitalized and amortized as leasehold improvements along with a corresponding deferred rent liability. Rent expense is accrued for rent holidays and abatements along with a corresponding deferred rent liability. Future minimum lease payments under noncancelable leases with initial terms of one year or more follow:

	Operating Leases
	Continuing	Discontinued
	Operations	Operations
Years Ending December 31
2010	$18,695	$2,870
2011	15,071	2,183
2012	12,784	7
2013	10,433	—
2014	4,384	—
Thereafter	17,229	—

Total future minimum lease payments	78,596	5,060
Less: subleases	(5,253)	—

Net future minimum lease payments	$73,343	$5,060

Rent expense, amounted to $17,609 for the year ended December 31, 2009, $16,736 for the year ended December 31, 2008, $12,833 for the period February 15 to December 31, 2007, and $2,064 for the period January 1 to February 14, 2007.
12. Income Taxes

				Predecessor
	Successor Entity			Entity
			Period	Period
	Years Ended		February 15 to	January 1 to
	December 31,		December 31,	February 14,
	2009	2008	2007	2007
Income (loss) from continuing operations before income taxes
United States	$(4,304)	$(15,936)	$(17,897)	$(566)
Foreign	(6,116)	(2,890)	1,816	(322)

	$(10,420)	$(18,826)	$(16,081)	$(888)

Provision (benefit) for income tax
Current:
Federal	$—	$—	$—	$(264)
State	—	—	—	(47)
Foreign	1,025	1,267	832	36

	1,025	1,267	832	(275)

Deferred:
Federal	5,396	3,453	5,004	—
State and foreign	373	219	315	—

	5,769	3,672	5,319	—

	$6,794	$4,939	$6,151	$(275)

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

				Predecessor
	Successor Entity			Entity
			Period	Period
	Years Ended		February 15 to	January 1 to
	December 31,		December 31,	February 14,
	2009	2008	2007	2007
U.S. Federal statutory tax rate	35%	35%	35%	35%
State income tax, net of federal benefit	1	4	4	5
Foreign operations	(3)	(1)	—	5
Change in tax valuation allowance	(61)	(54)	(77)	—
Non-deductible portion of goodwill impairment charges	(24)	(9)	—	—
Equity-based compensation	(11)	—	—	—
Other	(2)	(1)	—	(14)

Effective tax rate	(65)%	(26)%	(38)%	31%

A summary of deferred tax assets (liabilities) and tax valuation allowance follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforward	$21,280	$15,241
Intangible assets	13,207	9,912
Deferred transaction costs	1,412	1,674
Depreciation	1,271	2,051
Interest rate swaps	1,929	3,494
Accrued liabilities	1,402	3,574

Total deferred tax assets	40,501	35,946

Deferred tax liabilities
Goodwill and intangible assets	(17,773)	(9,218)
Other	(790)	(1,208)

Total deferred tax liabilities	(18,563)	(10,426)
Tax valuation allowance	39,276	34,594

Net deferred tax liabilities	$(17,338)	$(9,074)

Balance sheet presentation
Deferred tax assets:
Current	$434	$147
Deferred tax liabilities:
Current	(5,628)	(3,962)
Noncurrent	(12,144)	(5,259)

Net deferred tax liabilities	$(17,338)	$(9,074)

			Period
	Years Ended		February 15 to
	December 31,		December 31,
	2009	2008	2007

Tax valuation allowance
Balance, beginning of period	$34,594	$24,908	$—
Additions:
Purchase accounting valuation allowance	—	(3,742)	11,177
Charge to provision for income taxes	6,574	10,143	12,435
True-ups to return	(327)	1,087	—
Other comprehensive loss	(1,565)	2,198	1,296

Balance, December 31	$39,276	$34,594	24,908

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

At December 31, 2009, Vangent had a U.S. net operating loss carryforward of $53,900 scheduled to begin to expire in 2027. The Company has not accrued a provision for income taxes on undistributed earnings of its foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, federal income and foreign withholding taxes would apply. The amount of the unrecognized income tax associated with the undistributed earnings was not material at December 31, 2009.
A recognition threshold and measurement attribute is evaluated for financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at December 31, 2009. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.
Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Income tax returns for the years ended December 31, 2009 and 2008 and the period from February 15 to December 31, 2007 are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties, if any, relating to income taxes are charged to the provision for income taxes.
13. Commitments and Contingencies
The Company is subject to legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.
Joint and Several Liability
The Company enters into contracts with customers where it has joint and several liability with other participants and/or joint-venture parties providing related contract services. Under these arrangements, the Company may assume some responsibility to the customer for the performance by others of contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that as of December 31, 2009, it had assumed an aggregate potential liability of $1,847 for the performance of others under such arrangements. The Company has not been required to make any payments under any of these contracts or arrangements, nor are such payments deemed probable.
University of California Contract
In July 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of one of the contracts and directing the Company to stop work on that contract. In July 2008, the Company and The Regents of the University of California executed a definitive settlement agreement under which the Company subsequently paid $4,995 to the University of California. The Company has made a claim for coverage under its professional liability policy with respect to this matter. The insurance carrier previously denied the initial request for coverage, which was then disputed by the Company. In August 2008, the carrier contributed $1,998 to fund the settlement with the University of California pursuant to a mutual reservation of rights and reimbursement agreement entered into on May 8, 2008. To the extent the carrier seeks reimbursement of all or a portion of its contribution and is successful in such action, the Company would be required to reimburse up to the amount paid plus interest. As a result of the settlement with the University of California and the reservation of rights and reimbursement agreement with the insurance carrier, the Company recorded a charge of $3,995 to general and administrative expense for the year ended December 31, 2008, made a settlement payment of $4,995 in August 2008, and recorded a reduction of $1,998 to general and administrative expense for the amount received from the insurance carrier in August 2008.
Loss of Data
In September 2007, the Company became aware of an event which could have led to the loss of third party confidential information. As of December 31, 2009, the Company had incurred costs of $5,066 to mitigate the risk of damages to any third party as a result of the loss, of which $4,122 was recovered under the Company’s professional liability insurance policy. The remaining portion was charged to general and administrative expense, as follows: $392 for the year ended December 31, 2009, $422 for the year ended December 31, 2008, and $130 for the period from February 15 to December 31, 2007.

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
A summary of activity for the accrued liability for TSA follows:

Accrued
Liability
Predecessor Entity
Balance, December 31, 2006	$4,959
Additions to accrued liability	1,000

Balance, February 14, 2007	$5,959

Successor Entity
Balance, February 15, 2007	$5,959
Release of accrued liability or payments made	(311)

Balance, December 31, 2007	5,648
Adjustment to accrued liability against other receivables	(2,824)
Cash payment	(2,824)

Balance, December 31, 2008	$—

14. Equity-Based Compensation
No stock options are authorized and no stock options have been granted by Vangent.
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At December 31, 2009, the outstanding balance of grants of Class B membership interests represented 5.6% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% of the profits interest in Vangent Holding LLC in the aggregate.
A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follows:

	Class B		Fair Value of
	Membership		Class B
	Interests	Class B	Membership
	Available for	Interests	Interests at Date of
	Grant	Outstanding	Grant
Balance, February 15, 2007	—%	—%	$—
Authorized	7.5	—	—
Granted	(5.3)	5.3	5,946
Forfeited	0.4	(0.4)	(454)

Balance, December 31, 2007	2.6	4.9	5,492
Granted	(1.5)	1.5	1,127
Forfeited	0.8	(0.8)	(940)

Balance, December 31, 2008	1.9	5.6	5,679
Granted	(0.4)	0.4	329
Forfeited	0.5	(0.4)	(406)

Balance, December 31, 2009	2.0%	5.6%	$5,602

At December 31, 2009:
Vested		2.0%
Not yet vested		3.6

		5.6%

Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees and independent directors. Equity-based compensation expense is amortized on a straight-line basis over the total requisite service period for the award. The fair value of Class B membership interests of 5.3% in Vangent Holding LLC granted in 2007 amounted to $5,946 and was based on the amount paid in February 2007 by Veritas Capital for 90% of the Class A membership interests in Vangent Holding LLC and the value of Pearson’s 10% Class A interest, less a 35% discount for lack of liquidity.
The fair value of grants of Class B membership interests granted in 2009 and 2008 was determined by management using an income approach based on a cash flow methodology, less a discount for lack of liquidity. The Company considers and relies, in part, on reports of third-party experts in the determination of fair value of grants of Class B membership interests. The fair value of grants of 1.5% for the year ended December 31, 2008 amounted to $1,127, net of 35% discount for lack of liquidity. The fair value of grants of 0.4% for the year ended December 31, 2009 amounted to $406, net of a 25% discount for lack of liquidity. The discount for lack of marketability of 25% was estimated using the Black-Scholes put-call parity ratio and the following weighted average assumptions: risk free rate of 1.45%, expected volatility of 40%, expected life of 3.0 years, and no dividends.

Equity-based compensation expense amounted to $1,048 for the year ended December 31, 2009, $1,053 for the year ended December 31, 2008, and $909 for the period February 15 to December 31, 2007. The unamortized amount of equity-based compensation expense was $2,560 at December 31, 2009, and amortization is scheduled as follows:

Years Ending December 31
2010	$1,048
2011	1,048
2012	329
2013	121
2014	14

$2,560

15. Retirement Plans
Defined Contribution Plans
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Costs representing the Company’s matching contributions amounted to $6,257 for the year ended December 31, 2009, $4,126 for the year ended December 31, 2008, and $3,799 for the period from February 15 to December 31, 2007.
Defined Benefit Plan
In connection with the Acquisition, Vangent established a defined benefit plan to fund ongoing pension benefits for 37 employees in the United Kingdom that had been participating in the Predecessor Entity’s defined benefit pension plan. Pension costs were $145 for the year ended December 31, 2009, $192 for the year ended December 31, 2008, and $203 for the period February 15 to December 31, 2007. The fair value of plan assets was $1,317 at December 31 2009 and $431 at December 31, 2008; and the present value of defined benefit obligations was $1,359 at December 31, 2009 and $352 at December 31, 2008.
16. Related Party Transactions
Vangent is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P.
Robert B. McKeon is the sole member of the board of directors of Vangent, is chairman of the board of Vangent Holding Corp., and is the president of Veritas Capital Partners III, LLC. Mr. Ramsey Musallam is a director of Vangent Holding Corp. and is a partner at Veritas Capital.
Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder in Vangent Holding Corp.
Vangent paid an annual management fee of $1,000 to Veritas Capital for the years ended December 31, 2009, 2008 and 2007. In February 2007, Vangent paid a one-time transaction fee of $10,000 to Veritas Capital at the closing of the Acquisition as consideration for its assistance in connection with planning, structuring and consummating the Acquisition.
A foreign subsidiary of Vangent, Inc. has an interest in an unconsolidated joint venture in Argentina, has guaranteed joint venture performance under a fixed-priced subcontract, has committed to fund 50% of the joint venture’s future working capital requirements, and provided contract services of $212 to joint venture for the year ended December 31, 2009.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	December 31,
	2009	2008
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Continuing operations — Interest rate swap agreements	$(4,634)	$(8,774)
Discontinued operations — Foreign currency forward contracts	(392)	—

	(5,026)	(8,774)

Foreign currency cumulative translation adjustments:
Continuing operations	(5,287)	(2,893)
Discontinued operations	(4,636)	(1,468)

	(9,923)	(4,361)

Total accumulated other comprehensive loss	$(14,949)	$(13,135)

	Hedging Activities
	Continuing	Discontinued
	Operations	Operations
		Foreign
	Interest	Currency
Summary of changes in accumulated other	Rate	Forward
comprehensive loss for hedging activities	Swaps	Contracts	Total
Balance, December 31, 2008	$(8,774)	$—	$(8,774)
Change in fair value	(2,476)	(937)	(3,413)
Reclassification of loss to interest expense	6,616	—	6,616
Reclassification of loss to discontinued operations — cost of revenue	—	545	545

Balance, December 31, 2009	$(4,634)	$(392)	$(5,026)

18. Business Segment, Major Customers and Geographic Area Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Vangent reports operating results and financial data for three business segments: the Government Group; the International Group; and the Human Capital Group. Government Group customers are primarily U.S. federal agencies. The Government Group assists civilian, defense and intelligence agencies as well as government related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission critical systems and delivers a wide range of business process outsourcing solutions. The International Group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers. The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce.
Vangent evaluates the performance of its operating segments based on operating income, but does not measure revenue or operating income by its major service offerings either for internal management or external financial reporting purposes.
Prior to 2009 equity-based compensation expense was allocated 100% to corporate for segment reporting purposes. In 2009 Vangent changed the allocation of equity-based compensation expense and began allocating a portion of the expense to each segment. Prior periods have been reclassified to conform to the current presentation.

Summarized financial information for business segments and for major customers representing 10% more of total revenue follows:

						Predecessor
	Successor Entity					Entity
					Period	Period
	Years Ended				February 15 to	January 1 to
	December 31,				December 31,	February 14
	2009		2008		2007	2007
Revenue (1)
Government Group	$511,482		$454,094		$356,449	$47,011
International Group	44,194		48,703		40,075	5,201
Human Capital Group	33,487		29,252		30,605	3,302
Elimination	(5,177)		—		—	—

Total revenue	$583,986		$532,049		$427,129	$55,514

Operating income (loss)
Government Group	$36,380		$28,987		$14,299	$647
International Group	(7,379	)(2)	(4,163	)(2)	491	(486)
Human Capital Group	(5,111	)(3)	(8,348	)(3)	2,557	(496)
Corporate	(21)		(58)		(10)	(547)

Total operating income (loss)	$23,869		$16,418		$17,337	$(882)

Depreciation and amortization
Government Group	$27,486		$28,283		$23,439	$1,352
International Group	2,978		4,851		3,777	339
Human Capital Group	1,419		1,663		1,185	447

Total depreciation and amortization	$31,883		$34,797		$28,401	$2,138

Revenue from major customers
Department of Health and Human Services	44%		49%		48%	38%
Department of Education	15%		17%		18%	25%

(1)	Revenue from sales of product represented less than 10% of total revenue.

(2)	Reflects goodwill impairment charges of $7,912 and $5,553 for the International Group for the years ended December 31, 2009 and 2008, respectively.

(3)	Reflects impairment charges for goodwill and indefinite-life intangible asset of $3,315 and $8,213 for the Human Capital Group for the years ended December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
Property and equipment, net
Government Group	$21,878	$19,892
International Group	2,636	4,488
Human Capital Group	610	1,335

Total property and equipment	$25,124	$25,715

Goodwill
Government Group	$250,381	$250,381
International Group	9,350	16,904
Human Capital Group	8,481	10,946

Total goodwill	$268,212	$278,231

Total assets
Government Group	$539,208	$552,874
International Group	33,084	42,090
Human Capital Group	38,137	38,225
Corporate	8,037	10,197
Discontinued operations	21,763	22,888

Total assets	$640,229	$666,274

Geographic Area Information
Revenue and long-lived assets by the geographic location of the entity performing the service follows:

				Predecessor
	Successor Entity			Entity
			Period	Period
	Years Ended		February 15 to	January 1 to
	December 31,		December 31,	February 14,
	2009	2008	2007	2007
Revenue by geographic area
Domestic	$539,792	$483,346	$387,054	$50,313
International	44,194	48,703	40,075	5,201

Total revenue	$583,986	$532,049	$427,129	$55,514

	December 31,
	2009	2008
Long-lived assets, net, by geographic area
Domestic	$22,488	$21,227
International	2,636	4,488

Total long-lived assets	$25,124	$25,715

19. Condensed Issuer and Non-Guarantor Financial Information
In connection with the acquisition by Veritas Capital and the related financing, Vangent, Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. The assets and liabilities of the guarantors have been transferred to Vangent, Inc., and, accordingly, their financial statements are not presented separately. The following subsidiaries of the Issuer do not guarantee the notes (“Non-Guarantors”) and are reported as part of continuing operations: Vangent Canada Limited and Vangent, Ltd. In addition, the following subsidiaries of the Issuer do not guarantee the notes (“Non-Guarantors”) and are reported as part of discontinued operations: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer and for the Non-Guarantors follow:

Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets

	December 31, 2009				December 31, 2008
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Assets
Current assets:
Cash and cash equivalents	$41,098	$3,540	$—	$44,638	$15,519	$3,927	$—	$19,446
Trade receivables, net	101,410	8,436	—	109,846	117,453	5,929	—	123,382
Prepaid expenses and other assets	5,665	1,759		7,424	9,116	1,617	—	10,733
Deferred contract costs	2,929	—	—	2,929	—	—	—	—
Assets of discontinued operations	—	15,036	—	15,036	—	9,844	—	9,844

Total current assets	151,102	28,771	—	179,873	142,088	21,317	—	163,405
Property and equipment, net	22,499	2,625	—	25,124	21,238	4,477	—	25,715
Intangible assets, net	144,764	7,096	—	151,860	166,216	9,043	—	175,259
Goodwill	258,905	9,307	—	268,212	261,327	16,904	—	278,231
Deferred debt financing costs , net	8,037	—	—	8,037	10,197	—	—	10,197
Other	342	54	—	396	423	—	—	423
Investment in and advances to Non-Guarantor subsidiaries	37,299	—	(37,299)	—	56,162	—	(56,162)	—
Discontinued operations	—	6,727	—	6,727	—	13,044	—	13,044

Total assets	$622,948	$54,580	$(37,299)	$640,229	$657,651	$64,785	$(56,162)	$666,274

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$13,534	$—	$—	$13,534	$—	$—	$—	$—
Accounts payable and accrued liabilities	55,225	7,347	(170)	62,402	59,294	5,380	—	64,674
Fair value of liability derivatives, current	2,447	—	—	2,447	6,063	—	—	6,063
Accrued interest payable	8,186	—	—	8,186	8,304	—	—	8,304
Deferred tax liability	5,628	—	—	5,628	3,962	—	—	3,962
Deferred revenue	3,169	807	—	3,976	1,952	630	—	2,582
Liabilities of discontinued operations	1,230	9,564	(3,273)	7,521	—	2,548	—	2,548

Total current liabilities	89,419	17,718	(3,443)	103,694	79,575	8,558	—	88,133
Long-term debt, net of current portion	406,832	—	—	406,832	420,366	—	—	420,366
Other long-term liabilities	7,132	62	—	7,194	7,814	160	(95)	7,879
Deferred tax liability	9,702	2,442	—	12,144	5,259	—	—	5,259
Liabilities of discontinued operations	—	502	—	502	—	—	—	—

Total liabilities	513,085	20,724	(3,443)	530,366	513,014	8,718	(95)	521,637
Total stockholder’s equity	109,863	33,856	(33,856)	109,863	144,637	56,067	(56,067)	144,637

Total liabilities and stockholder’s equity	$622,948	$54,580	$(37,299)	$640,229	$657,651	$64,785	$(56,162)	$666,274

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations

	Year Ended December 31, 2009				Year Ended December 31, 2008
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$540,217	$43,769	$—	$583,986	$483,836	$48,213	$—	$532,049
Cost of revenue	451,870	38,630	—	490,500	398,713	41,782	—	440,495

Gross profit	88,347	5,139	—	93,486	85,123	6,431	—	91,554
General and administrative expenses	38,898	1,489	—	40,387	44,729	1,711	—	46,440
Selling and marketing expenses	15,997	2,006	—	18,003	12,823	2,107	—	14,930
Impairment charges for goodwill and intangibles	3,351	7,876	—	11,227	8,213	5,553	—	13,766

Operating income (loss)	30,101	(6,232)	—	23,869	19,358	(2,940)	—	16,418
Interest expense, net	34,405	(116)	—	34,289	35,296	(52)	—	35,244
Equity in net loss of Non-Guarantor subsidiaries	(21,267)	—	21,267	—	(5,886)	—	5,886	—

Loss from continuing operations before income taxes	(25,571)	(6,116)	21,267	(10,420)	(21,824)	(2,888)	5,886	(18,826)
Provision for income taxes	6,110	684	—	6,794	3,929	1,010	—	4,939

Loss from continuing operations	(31,681)	(6,800)	21,267	(17,214)	(25,753)	(3,898)	5,886	(23,765)
Loss from discontinued operations (net of tax)	(2,327)	(14,467)	—	(16,794)	(754)	(1,988)	—	(2,742)

Net loss	$(34,008)	$(21,267)	$21,267	$(34,008)	$(26,507)	$(5,886)	$5,886	$(26,507)

	Successor Entity				Predecessor Entity
	Period February 15 to December 31, 2007				Period January 1 to February 14, 2007
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$387,359	$39,770	—	$427,129	$50,349	$5,165	$—	$55,514
Cost of revenue	321,532	34,709	—	356,241	40,437	4,974	—	45,411

Gross profit	65,827	5,061	—	70,888	9,912	191	—	10,103
General and administrative expenses	39,386	881	—	40,267	8,909	310	—	9,219
Selling and marketing expenses	11,191	2,093	—	13,284	1,590	176	—	1,766

Operating income (loss)	15,250	2,087	—	17,337	(587)	(295)	—	(882)
Interest expense, net	33,580	(162)	—	33,418	(21)	27	—	6
Equity in net income (loss) of Non-Guarantor subsidiaries	2,444	—	(2,444)	—	(44)	—	44	—

Income (loss) from continuing operations before income taxes	(15,886)	2,249	(2,444)	(16,081)	(610)	(322)	44	(888)
Provision (benefit) for income taxes	5,289	862	—	6,151	(327)	52	—	(275)

Income (loss) from continuing operations	(21,175)	1,387	(2,444)	(22,232)	(283)	(374)	44	(613)
Income (loss) from discontinued operations (net of tax)	(874)	1,057	—	183	(92)	330	—	238

Net income (loss)	$(22,049)	$2,444	$(2,444)	$(22,049)	$(375)	$(44)	$44	$(375)

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2009				Year Ended December 31, 2008
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Cash flows from operating activities
Continuing operations, net	$43,253	$6,175	$—	49,428	$14,594	$3,816	$—	$18,410
Discontinued operations, net	1,230	(10,271)	—	(9,041)	—	—	—	—

Net cash provided by operatring activities	44,483	(4,096)	—	40,387	14,594	3,816	—	18,410

Cash flows from investing activities
Loans from Vangent, Inc. to Vangent Mexico	(10,023)	—	10,023	—	—	—	—	—
Loan repayments from Vangent Mexico	1,748	—	(1,748)	—	600	—	(600)	—
Loan repayment from Vangent, Ltd.	—	—	—	—	1,806	—	(1,806)	—
Acquisition, net of cash acquired	—	—	—	—	(3,892)	—	—	(3,892)
Capital expenditures	(10,440)	(242)	—	(10,682)	(8,502)	(551)	—	(9,053)

Continuing operations, net	(18,715)	(242)	8,275	(10,682)	(9,988)	(551)	(2,406)	(12,945)
Discontinued operations, net	—	(5,101)	—	(5,101)	—	(585)	—	(585)

Net cash used in investing activities	(18,715)	(5,343)	8,275	(15,783)	(9,988)	(1,136)	(2,406)	(13,530)

Cash flows from financing activities
Repayment of loan to Vangent, Inc. from Vangent, Ltd	—	—	—	—	—	(1,806)	1,806	—
Repayment of senior secured loan	—	—	—	—	(7,834)	—	—	(7,834)
Other	(188)	—	—	(188)	(275)	21	—	(254)

Continuing operations, net	(188)	—	—	(188)	(8,109)	(1,785)	1,806	(8,088)

Discontinued operations:
Loans from Vangent Inc. to Vangent Mexico	—	10,023	(10,023)	—	—	—	—	—
Repayment of loans to Vangent, Inc. from Vangent Mexico	—	(1,748)	1,748	—	—	(600)	600	—

Discontinued operations, net	—	8,275	(8,275)	—	—	(600)	600	—

Net cash provided by (used in) financing activities	(188)	8,275	(8,275)	(188)	(8,109)	(2,385)	2,406	(8,088)

Effect of exchange rate changes on cash and cash equivalents	—	34	—	34	—	(1,751)	—	(1,751)

Net increase (decrease) in cash and cash equivalents	25,580	(1,130)	—	24,450	(3,503)	(1,456)	—	(4,959)
Total cash and cash equivalents, beginning of year	15,519	5,615	—	21,134	19,022	7,071	—	26,093

Total cash and cash equivalents, end of year	$41,099	$4,485	$—	$45,584	$15,519	$5,615	$—	$21,134

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows

	Successor Entity				Predecessor Entity
	Period February 15 to December 31, 2007				Period January 1 to February 14, 2007
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Cash flows from operating activities
Continuing operations, net	$27,765	$1,874	$—	$29,639	$(14,238)	$(3,638)	$—	$(17,876)
Discontinued operations, net	—	1,208	—	1,208	—	(1,020)	—	(1,020)

Net cash provided by (used in) operating activities	27,765	3,082	—	30,847	(14,238)	(4,658)	—	(18,896)

Cash flows from investing activities
Acquisition	(618,515)	3,309	—	(615,206)	—	—	—	—
Loans from Vangent, Inc. to Vangent Mexico	(600)	—	600	—	—	—	—	—
Loan from Vangent, Inc. to Vangent Ltd.	(1,806)	—	1,806	—	—	—	—	—
Capital expenditures	(5,625)	(1,167)	—	(6,792)	(3,669)	(38)		(3,707)

Continuing operations, net	(626,546)	2,142	2,406	(621,998)	(3,669)	(38)	—	(3,707)
Discontinued operations , net	—	(614)	—	(614)	—	(20)	—	(20)

Net cash provided by (used in) investing activities	(626,546)	1,528	2,406	(622,612)	(3,669)	(58)	—	(3,727)

Cash flows from financing activities
Loan from Vangent, Inc. to Vangent, Ltd.	—	1,806	(1,806)	—	—	—	—	—
Debt issued in connection with the Acquisition, net	413,702	—	—	413,702	—	—	—	—
Equity issued in connection with the Acquisition	203,466	—	—	203,466	—	—	—	—
Investment from parent and other	635	—	—	635	10,029	3,242	—	13,271

Continuing operations, net	617,803	1,806	(1,806)	617,803	10,029	3,242	—	13,271
Discontinued operations — Loan from Vangent, Inc. to Vangent Mexico	—	600	(600)	—	—	—	—	—

Net cash provided by (used in) financing activities	617,803	2,406	(2,406)	617,803	10,029	3,242	—	13,271

Effect of exchange rate changes on cash and cash equivalents	—	55	—	55	—	(166)	—	(166)

Net increase (decrease) in cash and cash equivalents	19,022	7,071	—	26,093	(7,878)	(1,640)	—	(9,518)
Cash and cash equivalents, beginning of period	—	—	—	—	8,341	3,372	—	11,713

Cash and cash equivalents, end of period	$19,022	$7,071	$—	$26,093	$463	$1,732	$—	$2,195

20. Quarterly Results of Operations (Unaudited)
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

	Three Months Ended
	March 28,	June 27,	September 26,	December 31,
	2009	2009	2009	2009
Consolidated Statements of Operations Data

Revenue	$132,873	$135,115	$143,454	$172,544
Cost of revenue	107,365	115,918	121,132	146,085

Gross profit	25,508	19,197	22,322	26,459
General and administrative expenses	9,691	9,547	10,275	10,874
Selling and marketing expenses	4,143	4,386	4,790	4,684
Impairment of goodwill and intangibles	—	—	—	11,227

Operating income (loss)	11,674	5,264	7,257	(326)
Interest expense and other, net	8,351	8,533	8,502	8,903

Income (loss) from continuing operations before income taxes	3,323	(3,269)	(1,245)	(9,229)
Provision for income taxes	1,744	1,694	1,629	1,727

Income (loss) from continuing operations	1,579	(4,963)	(2,874)	(10,956)
Loss from discontinued operations (net of tax)	(615)	(1,148)	(2,395)	(12,636)

Net income (loss)	$964	$(6,111)	$(5,269)	$(23,592)

	Three Months Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008
Revenue	$137,594	$116,457	$126,683	$151,315
Cost of revenue	112,139	99,526	101,009	127,821

Gross profit	25,455	16,931	25,674	23,494
General and administrative expenses	12,977	11,657	11,605	10,201
Selling and marketing expenses	3,941	3,859	3,590	3,540
Impairment of goodwill	—	—	—	13,766

Operating income (loss)	8,537	1,415	10,479	(4,013)
Interest expense and other, net	8,963	8,775	8,558	8,948

Income (loss) from continuing operations before income taxes	(426)	(7,360)	1,921	(12,961)
Provision (benefit) for income taxes	1,775	1,838	1,889	(563)

Income (loss) from continuing operations	(2,201)	(9,198)	32	(12,398)
Income (loss) from discontinued operations, net of tax	(223)	645	(479)	(2,685)

Net loss	$(2,424)	$(8,553)	$(447)	$(15,083)