Form 10-Q
period 2010-04-03
Vangent, Inc.
filed 2010-05-11
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended April 3, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at April 3, 2010.

VANGENT, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of April 3, 2010 and December 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended April 3, 2010 and March 28, 2009 (Unaudited)	4

Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the three months ended April 3, 2010 and March 28, 2009 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and March 28, 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4T. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 5. Other Information	33

Item 6. Exhibits	33

Signature	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Forward-Looking Statements
This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements. All forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in costs or operating expenses; our substantial debt; changes in the availability of and cost of capital; general economic and business conditions and the other factors set forth under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company undertakes no obligation, and specifically declines any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share amounts)

	April 3,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,718	$44,638
Trade receivables, net	141,867	109,846
Prepaid expenses and other assets	9,089	7,424
Deferred contract costs	2,607	2,929
Assets of discontinued operations	17,229	15,036

Total current assets	181,510	179,873

Property and equipment, net	24,210	25,124
Intangible assets, net	146,328	151,860
Goodwill	267,983	268,212
Deferred debt financing costs and other	7,943	8,433
Assets of discontinued operations	4,513	6,727

Total assets	$632,487	$640,229

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$—	$13,534
Accounts payable and accrued liabilities	68,107	64,849
Accrued interest payable	3,363	8,186
Deferred tax liability	4,948	5,628
Deferred revenue	5,328	3,976
Liabilities of discontinued operations	7,455	7,521

Total current liabilities	89,201	103,694

Long-term debt, net of current portion	406,754	406,832
Other long-term liabilities	4,925	7,194
Deferred tax liability	14,046	12,144
Liabilities of discontinued operations	565	502

Total liabilities	515,491	530,366

Commitments and contingencies (Note 10)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	—	—
Additional paid-in capital	207,638	207,376
Accumulated other comprehensive loss	(13,677)	(14,949)
Accumulated deficit	(76,965)	(82,564)

Total stockholder’s equity	116,996	109,863

Total liabilities and stockholder’s equity	$632,487	$640,229

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended
	April 3,	March 28,
	2010	2009

Revenue	$194,197	$132,873

Cost of revenue	158,226	107,365

Gross profit	35,971	25,508

General and administrative expenses	12,190	9,691

Selling and marketing expenses	5,675	4,143

Operating income	18,106	11,674

Interest expense, net	8,236	8,351

Income from continuing operations before income taxes	9,870	3,323

Provision for income taxes	1,834	1,744

Income from continuing operations	8,036	1,579

Loss from discontinued operations (net of tax)	(2,437)	(615)

Net income	$5,599	$964

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2008	100	$—	$206,328	$(13,135)	$(48,556)	$144,637
Effect of hedging activities, net of tax	—	—	—	552	—	552
Foreign currency translation adjustment	—	—	—	(339)	—	(339)
Net income	—	—	—	—	964	964

Total comprehensive income						1,177
Equity-based compensation	—	—	253	—	—	253

Balance, March 28, 2009	100	$—	$206,581	$(12,922)	$(47,592)	$146,067

Balance, December 31, 2009	100	$—	$207,376	$(14,949)	$(82,564)	$109,863
Effect of hedging activities, net of tax	—	—	—	1,331	—	1,331
Foreign currency translation adjustment	—	—	—	(59)	—	(59)
Net income	—	—	—	—	5,599	5,599

Total comprehensive income						6,871
Equity-based compensation	—	—	262	—	—	262

Balance, April 3, 2010	100	$—	$207,638	$(13,677)	$(76,965)	$116,996

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	April 3,	March 28,
	2010	2009
Cash flows from operating activities
Net income	$5,599	$964
Less: Loss from discontinued operations (net of tax)	(2,437)	(615)

Income from continuing operations	8,036	1,579
Adjustments to reconcile net income from continuing operations net cash used in operating activities:
Amortization of intangible assets	5,272	5,294
Depreciation and amortization	3,085	2,819
Amortization of deferred debt financing costs	563	563
Equity-based compensation expense	262	253
Deferred income taxes	1,656	1,541
Changes in operating assets and liabilities:
Trade receivables	(32,066)	(4,094)
Prepaid expenses and other assets	(3,538)	364
Accounts payable and other liabilities	4,540	(13,249)
Accrued interest payable	(4,823)	(4,957)

Continuing operations, net	(17,013)	(9,887)
Discontinued operations, net	(1,994)	61

Net cash used in operating activities	(19,007)	(9,826)

Cash flows from investing activities
Capital expenditures, continuing operations	(1,304)	(1,195)
Discontinued operations, net	(123)	(1,114)

Net cash used in investing activities	(1,427)	(2,309)

Cash flows from financing activities
Repayment of senior secured term loan	(13,612)	—
Other	(29)	(82)

Net cash used in financing activities, continuing operations	(13,641)	(82)

Effect of exchange rate changes on cash and cash equivalents	(146)	(109)

Net decrease in cash and cash equivalents	(34,221)	(12,326)
Total cash and cash equivalents, beginning of period	45,584	21,134

Total cash and cash equivalents, end of period	$11,363	$8,808
Less: Cash and cash equivalents, discontinued operations	$645	$2,239

Cash and cash equivalents, continuing operations	$10,718	$6,569

Supplemental cash flow information
Interest paid, continuing operations	$12,709	$12,891
Income taxes paid (refund):
Continuing operations	(14)	367
Discontinued operations	68	89
See notes to condensed consolidated financial statements.

Vangent, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands)
1. Organization and Basis of Presentation
Basis of Presentation
Vangent, Inc. (“Vangent” or “Company”) is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder of Vangent Holding Corp. Vangent Holding LLC is 90% owned by The Veritas Capital Fund III, L.P. and 10% owned by Pearson plc (“Pearson”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to the applicable rules and regulations. The Company believes that all disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.
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
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the private sector. The Company’s primary customer focus is U.S. and international governmental agencies which utilize third-party providers to design, build and operate technologically advanced systems. The Department of Health and Human Services represented 34%, the Department of Commerce represented 26%, and the Department of Education represented 15% of total revenue for the three months ended April 3, 2010.
Variable Interest Entities
The Company has interests in foreign joint ventures that provide government contract services in the United Kingdom and in the United Arab Emirates. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund working capital requirements. Under the joint venture agreements the Company holds less than a majority ownership interest in the joint ventures, is entitled to a majority of the income and losses of the joint ventures, and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements. Total assets of $1,051 and total liabilities of $728 of the joint ventures are included in the consolidated financial statements at April 3, 2010.
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. The quarterly period for the three months ended April 3, 2010, is 6 days, or 7%, longer than the corresponding period in 2009. Foreign subsidiaries are consolidated based on the calendar quarter.

2. Discontinued Operations
In the fourth quarter of 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America. The condensed consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V.
A summary of assets and liabilities, revenue, and cost and expenses of the discontinued operations that are segregated and reported separately in the consolidated financial statements follows:

	April 3,	December 31,
	2010	2009

Balance Sheet Data
Cash	$645	$946
Trade receivables	10,992	9,323
Other assets	5,592	4,767

Total current assets	17,229	15,036
Property and equipment, net	4,407	4,744
Deferred income taxes and other	106	1,983

Total assets	21,742	21,763
Current liabilities	7,455	7,521
Long-term liabilities	565	502

Net assets of discontinued operations	$13,722	$13,740

	Three Months Ended
	April 3,	March 28,
	2010	2009
Statements of Operations Data
Revenue	$7,135	$4,599
Costs and expenses	7,500	5,313
Expected loss on disposal	2,618	—
Other (income) expense, net	(753)	20

Loss from discontinued operations before income taxes	(2,230)	(734)
Provision (benefit) for income taxes	207	(119)

Loss from discontinued operations (net of tax)	$(2,437)	$(615)

Based on estimates of fair value of the discontinued operations, a charge for expected loss on disposal of $4,965 was recorded for the year ended December 31, 2009. The charge was calculated based on estimates of fair value, less cost to sell, compared with net assets of discontinued operations plus an adjustment to reflect the cumulative translation adjustment loss recorded as part of other comprehensive loss for discontinued operations. As a result of revisions to fair value estimates, which related primarily to an increase in the weighted average cost of capital, changes in estimates of long-term operating margins, and changes in net assets of discontinued operations, an additional charge of $2,618 for expected loss on disposal was recorded for the three months ended April 3, 2010. The final adjustment to expected loss on disposal will be recorded based on the terms of and completion of a disposal transaction.
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

Discontinued Operations in Venezuela — Designation of Venezuelan Economy as Highly Inflationary
Revenue from Vangent Venezuela, C.A. was $390 for the three months ended April 3, 2010. Venezuela has experienced significant inflation in the last several years, and effective January 2010 the economy has been determined to be highly inflationary under U. S. generally accepted accounting principles. An economy is considered highly inflationary when cumulative three-year inflation exceeds 100%. Two different inflation indices exist for determining highly inflationary status in Venezuela: the Consumer Price Index (“CPI”) and the National Consumer Price Index (“NCPI”). Vangent relies on the blended CPI/NCPI index to determine highly inflationary status. The blended CPI/NCPI reached cumulative three-year inflation in excess of 100% in the fourth quarter of 2009.
The designation of highly inflationary under U.S. generally accepted accounting principles means that Vangent Venezuela uses the U.S. dollar as the functional currency effective January 2010. Under the highly inflationary basis of accounting, net monetary assets held in bolivar fuertes are translated into U.S. dollars at each balance sheet date with remeasurement adjustments and any foreign currency transaction gains or losses recognized in income or expense. A foreign currency loss of $110 from Vangent Venezuela is included as a reduction to other income, net, of discontinued operations for the three months ended April 3, 2010.
Discontinued Operations in Argentina — Variable Interest Entity
Vangent Argentina, S.A. has an interest in a joint venture in Argentina that began providing government services in the second quarter of 2009. Vangent Argentina and the joint-venture partner have each guaranteed joint venture performance under a fixed-priced subcontract. Vangent Argentina holds less than a majority ownership interest in the joint venture and is entitled to 50% of the income and losses of the joint venture. Vangent Argentina has determined that it does not have the power to direct matters that most significantly impact the activities of the joint venture and that it is not the primary beneficiary of the joint venture. The joint venture is accounted for under the equity method of accounting as part of discontinued operations, as follows: equity in net income of $392 included in loss from discontinued operations for the three months ended April 3, 2010, and investment in joint venture of $990 included in assets of discontinued operations at April 3, 2010.
3. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an entity to allocate revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the use of the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations or financial position.
In October 2009, the FASB issued an ASU, Certain Revenue Arrangements that Include Software Elements, that amends existing requirements to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations or financial position.
In January 2010, the FASB issued an ASU, Improving Disclosures about Fair Value Measurements, that sets forth additional disclosure requirements for fair value measurements. Disclosure requirements for the transfers in and out of levels 1 and 2 of the inputs hierarchy for fair value measurements, which became effective January 1, 2010, did not have a material effect on the Company’s results of operations or financial position. The disclosures about purchases, sales, issuance, and settlements in a roll forward of activity for level 3 fair value measurements is deferred until fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations or financial position.
In June 2009, the FASB issued new requirements that are now part of the ASC topic on Consolidations, dealing with the consolidation of variable interest entities. The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements became effective on January 1, 2010. Adoption did not have a material effect on the Company’s results of operations or financial position.

4. Trade Receivables
A summary of trade receivables and customers that represented 10% or more of trade receivables follows:

	April 3,	December 31,
	2010	2009
Billed trade receivables	$104,957	$74,929
Billable trade receivables	30,317	26,798
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	6,018	7,432
Other	739	840

	142,031	109,999
Allowance for doubtful accounts	(164)	(153)

Trade receivables, net	$141,867	$109,846

Trade accounts receivable from major customers
Department of Health and Human Services	28%	34%
Department of Commerce	26%	* %
Department of Education	19%	16%

*	Less than 10%.
5. Intangible Assets
A summary of intangible assets follows:

	Weighted
	Average Life	April 3,	December 31,
	(in years)	2010	2009
Indefinite-life intangible assets
Intellectual property	Indefinite	$10,328	$10,328

Definite-life intangible assets
Customer relationships	10.7	201,101	201,101
Other	4	658	658

		201,759	201,759
Accumulated amortization		(65,759)	(60,227)

Definite-life intangible assets, net		136,000	141,532

Intangible assets, net		$146,328	$151,860

Amortization of the unamortized balance of definite-life intangible assets for each of the next five years and thereafter is scheduled as follows:

Years Ending December 31
2010 (remaining nine months)	$15,769
2011	20,710
2012	20,547
2013	20,547
2014	11,905
Thereafter	46,522

$136,000

6. Long-Term Debt
A summary of long-term debt follows:

	April 3,	December 31,
	2010	2009

Term loan, due February 14, 2013, with interest at variable rates (2.51% at April 3, 2010)	$216,754	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	406,754	420,366
Less: current portion of term loan	—	(13,534)

Long-term debt, net of current portion	$406,754	$406,832

Scheduled maturities of long-term debt follow:

2011		$—
2012		1,711
2013		215,043
2014		—
2015		190,000

		$406,754

Senior Secured Credit Facility
At April 3, 2010, the senior secured credit facility consisted of a term loan of $216,754 due February 14, 2013, and, subject to certain limitations, an available revolving credit facility of up to $49,800 that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at April 3, 2010, or December 31, 2009. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the year ended December 31, 2009, a mandatory payment of $13,612 was paid March 31, 2010. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2011 or March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of April 3, 2010, the Company was in compliance with all of the affirmative and negative covenants.
At April 3, 2010, the more restrictive covenants related to (i) compliance with a maximum allowable consolidated leverage ratio and (ii) loans and advances by Vangent, Inc. to non-guarantor subsidiaries. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for unusual and non-recurring items) for a twelve-month period. At April 3, 2010, the consolidated leverage ratio was 5.25 to 1, compared with the maximum allowable ratio of 6.00 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010.
At April 3, 2010, the cumulative amount of net loans to and investments in Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, by Vangent, Inc. amounted to $8,880 compared with the maximum allowable amount of $10,000 for loans to or investments in non-guarantor subsidiaries under the senior secured credit facility.

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
7. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	April 3,	December 31,
	2010	2009
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Continuing operations — Interest rate swap agreements	$(3,599)	$(4,634)
Discontinued operations — Foreign currency forward contracts	(96)	(392)

	(3,695)	(5,026)

Foreign currency cumulative translation adjustments:
Continuing operations	(5,605)	(5,287)
Discontinued operations	(4,377)	(4,636)

	(9,982)	(9,923)

Total accumulated other comprehensive loss	$(13,677)	$(14,949)

	Hedging Activities
	Continuing	Discontinued
	Operations	Operations
		Foreign
	Interest	Currency
Summary of changes in accumulated other	Rate	Forward
comprehensive loss for hedging activities	Swaps	Contracts	Total
Balance, December 31, 2009	$(4,634)	$(392)	$(5,026)
Change in fair value	(631)	(8)	(639)
Reclassification of loss to interest expense	1,666	—	1,666
Reclassification of loss to discontinued operations — cost of revenue	—	304	304

Balance, April 3, 2010	$(3,599)	$(96)	$(3,695)

8. Derivative Instruments, Hedging Activities and Financial Instruments
Vangent, Inc. uses derivative financial instruments to manage interest rate risk and Vangent Mexico, S.A. de C.V., a 100%-owned subsidiary included as part of discontinued operations, has used derivative instruments to manage certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts have been used to hedge exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. Derivatives can involve credit risk from the possible non-performance by the parties. At April 3, 2010, the fair values of the derivative contracts resulted in derivative liabilities, and the fair value liabilities reflect the Company’s credit adjusted discount rate. The Company does not enter into derivative transactions for trading or speculative purposes.
For derivative financial instruments that qualify as a cash-flow hedge, the effective portion of the gain/loss is reported as a component of other comprehensive income/loss (“OCI”) and is subsequently reclassified to the statements of operations in the period or periods in which the hedged transaction affects the statement of operations.
Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At April 3, 2010, an interest rate swap agreement at the notional amount of $150,000 to pay fixed interest at the rate of 3.28% and to receive variable interest based on three-month LIBOR was outstanding and scheduled to mature in February 2011.
The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge transactions and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $3,599 at April 3, 2010, all of which represents an unrealized loss that is reported in accumulated OCI in the consolidated statement of stockholder’s equity and is expected to be reclassified to interest expense over the next twelve months.
Discontinued Operations — Foreign Currency Contracts
In 2009, Vangent Mexico entered into foreign currency forward exchange contracts with Wachovia Bank, N.A., as counterparty, to hedge fluctuations in the Mexican peso exchange rates. At April 3, 2010, there were no foreign currency forward exchange contracts outstanding.
Vangent Mexico documented its risk management objective and nature of the risks being hedged for foreign currency contracts that qualify as cash flow hedges at inception of the agreements. Some of the foreign currency hedge contracts no longer qualify as cash flow hedges since it is probable that a forecasted transaction will not occur, and cost of revenue for discontinued operations for the three months ended April 3, 2010, includes a loss of $176 reclassified from OCI for contracts that no longer qualify. For hedge contracts that do qualify as cash flow hedges, an unrealized loss of $96 is included in accumulated OCI in the consolidated statement of stockholder’s equity and is expected to be reclassified to cost of revenue over the next twelve months.

Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:

Balance Sheet Data
		Fair Value of
		Liability Derivatives
		April 3,	December 31,
Derivative Contracts	Balance Sheet Location	2010	2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	Accrued liabilities	$3,599	$4,657
Foreign currency forward contracts	Discontinued operations — Accrued liabilities	—	251

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	Discontinued operations — Accrued liabilities	—	88

Statements of Operations Data
		Location of	Amount of	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in
		Gain (Loss)	Gain (Loss)	Income on	Income on
	Amount of	Reclassified	Reclassified	Derivative	Derivative
	Gain (Loss)	from	from	(Ineffective	(Ineffective
	Recognized in	Accumulated	Accumulated	Portion and	Portion and
	OCI on	OCI into	OCI into	Amount	Amount
	Derivative	Income	Income	Excluded from	Excluded from
	(Effective	(Effective	(Effective	Effectiveness	Effectiveness
Derivative Contracts	Portion)	Portion)	Portion)	Testing)	Testing)

Three Months Ended April 3, 2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$(631)	Interest expense	$(1,666)	Interest expense	$23

Foreign currency forward contracts	$(8)	Discontinued operations — Cost of revenue	$(304)	Discontinued operations — Cost of revenue	$—

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	$—		$—	Discontinued operations — Cost of revenue	$(89)

Three Months Ended March 28, 2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$(374)	Interest expense	$(1,209)	Interest expense	$25

Foreign currency forward contracts	$(283)	Cost of revenue	$—	Cost of revenue	$—

Fair Value Measurements
A summary of the bases used to measure financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	April 3,	December 31,
	2010	2009
Liabilities
Level 1 — Quoted prices in active markets for identical items	$—	$—
Level 2 — Significant other observable inputs:
Interest rate swap agreements	3,599	4,657
Foreign currency forward contracts	—	339
Level 3 — Significant unobservable inputs	—	—
Financial Instruments
The fair values of financial instruments at April 3, 2010, follow:

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$216,754	$216,754
9 5/8% senior subordinated notes, due February 15, 2015	190,000	178,838

	$406,754	$395,592

Interest rate swap agreements to pay fixed and receive variable
Accrued liabilities	$3,599	$3,599

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At April 3, 2010, the quoted market price was $94.125 per $100 reflecting a yield of 11.4%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets adjusted for non-performance risk. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
9. Income Taxes
The provision for income taxes amounted to $1,834 for the three months ended April 3, 2010, and is composed of U.S. federal, state and local, and foreign income taxes and has been reduced by $1,070 for a change in the tax valuation allowance for deferred tax assets. The tax valuation allowance results primarily from the effect on the U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite lived asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes.
A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized. The Company has concluded, based upon all available evidence, it is more likely than not that the U.S. federal, state, and local deferred tax assets at April 3, 2010, will not be realizable. A full valuation allowance has been provided against U.S. deferred tax assets. The valuation allowance will be reversed at such time that realization is believed to be more likely than not, and any such reversal would be reflected as a reduction to the provision for income taxes.
Deferred tax liabilities aggregated $18,994 at April 3, 2010, and were primarily related to an indefinite lived asset (goodwill) that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
The ASC topic on Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at April 3, 2010. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.

Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent’s income tax returns for 2009, 2008, and 2007 are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties, if any, relating to income taxes are charged to the provision for income taxes.
10. Commitments and Contingencies
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
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At April 3, 2010, the outstanding balance of grants of Class B membership interests represented 5.6% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% of the profits interest in Vangent Holding LLC in the aggregate.
A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follows:

	Class B		Fair Value of
	Membership		Class B
	Interests	Class B	Membership
	Available for	Interests	Interests at
	Grant	Outstanding	Date of Grant

Balance, December 31, 2009	2.0%	5.6%	$5,602
Granted	—	—	—
Forfeited	—	—	—

Balance, April 3, 2010	2.0%	5.6%	$5,602

At April 3, 2010:
Vested		2.6%
Not yet vested		3.0

		5.6%

Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees and independent directors. Equity-based compensation expense is amortized on a straight-line basis over the total requisite service period for the award. The unamortized amount of equity-based compensation expense was $2,298 at April 3, 2010, and amortization is scheduled as follows:

Years Ending December 31
2010 (remaining nine months)	$786
2011	1,048
2012	329
2013	121
2014	14

$2,298

12. Related Party Transactions
Vangent is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC is the majority shareholder in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P.
Robert B. McKeon is the sole member of the board of directors of Vangent, is chairman of the board of Vangent Holding Corp., and is the president of Veritas Capital Partners III, LLC. Mr. Ramzi Musallam is a director of Vangent Holding Corp. and is a partner at Veritas Capital.
Certain members of management of Vangent and certain outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder in Vangent Holding Corp.
Vangent pays an annual management fee of $1,000 to Veritas Capital, of which $250 was paid for the three months ended April 3, 2010, along with fees of $15 for advisory services and expenses.
Vangent Argentina, a foreign subsidiary of Vangent, Inc., has an interest in an unconsolidated joint venture in Argentina. Vangent Argentina and the joint-venture partner have each guaranteed joint venture performance under a fixed-priced subcontract. Vangent Argentina provided contract services of $109 to the joint venture for the three months ended April 3, 2010.
13. Business Segments and Major Customers
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

	Three Months Ended
	April 3,	March 28,
	2010	2009
Revenue by business segment
Government Group	$177,237	$117,766
International Group	11,825	9,719
Human Capital Group	6,135	6,493
Elimination	(1,000)	(1,105)

Total revenue	$194,197	$132,873

Operating income (loss) by business segment
Government Group	$18,869	$12,294
International Group	62	1
Human Capital Group	(820)	(616)
Corporate	(5)	(5)

Total operating income	$18,106	$11,674

Depreciation and amortization
Government Group	$7,305	$7,014
International Group	727	727
Human Capital Group	325	372

Total depreciation and amortization	$8,357	$8,113

Revenue from major customers as a percent of total revenue
Department of Health and Human Services	34%	46%
Department of Commerce	26%	*
Department of Education	15%	19%

*	Less than 10%.
14. Condensed Issuer and Non-Guarantor Financial Information
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

Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets (Unaudited)

	April 3, 2010				December 31, 2009
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Assets
Current assets:
Cash and cash equivalents	$7,580	$3,138	$—	$10,718	$41,098	$3,540	$—	$44,638
Trade receivables, net	133,472	8,395	—	141,867	101,410	8,436	—	109,846
Prepaid expenses and other	9,223	2,473	—	11,696	8,594	1,759	—	10,353
Assets of discontinued operations	—	17,229	—	17,229	—	15,036	—	15,036

Total current assets	150,275	31,235	—	181,510	151,102	28,771	—	179,873
Property and equipment, net	22,136	2,074	—	24,210	22,499	2,625	—	25,124
Intangible assets, net	139,607	6,721	—	146,328	144,764	7,096	—	151,860
Goodwill	258,905	9,078	—	267,983	258,905	9,307	—	268,212
Deferred debt financing costs and other	7,886	57	—	7,943	8,379	54	—	8,433
Investment in and advances to Non-Guarantor subsidiaries	36,530	—	(36,530)	—	37,299	—	(37,299)	—
Discontinued operations	—	4,513	—	4,513	—	6,727	—	6,727

Total assets	$615,339	$53,678	$(36,530)	$632,487	$622,948	$54,580	$(37,299)	$640,229

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$13,534	$—	$—	$13,534
Accounts payable and other liabilities	73,390	8,559	(203)	81,746	74,655	8,154	(170)	82,639
Liabilities of discontinued operations	1,230	10,324	(4,099)	7,455	1,230	9,564	(3,273)	7,521

Total current liabilities	74,620	18,883	(4,302)	89,201	89,419	17,718	(3,443)	103,694
Long-term debt, net of current portion	406,754	—	—	406,754	406,832	—	—	406,832
Other long-term liabilities	4,871	54	—	4,925	7,132	62	—	7,194
Deferred tax liability	12,098	1,948	—	14,046	9,702	2,442	—	12,144
Liabilities of discontinued operations	—	565	—	565	—	502	—	502

Total liabilities	498,343	21,450	(4,302)	515,491	513,085	20,724	(3,443)	530,366
Total stockholder’s equity	116,996	32,228	(32,228)	116,996	109,863	33,856	(33,856)	109,863

Total liabilities and stockholder’s equity	$615,339	$53,678	$(36,530)	$632,487	$622,948	$54,580	$(37,299)	$640,229

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations (Unaudited)

	Three Months Ended April 3, 2010				Three Months Ended March 28, 2009
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$182,423	$11,774	$—	$194,197	$123,237	$9,636	$—	$132,873
Cost of revenue	148,150	10,076	—	158,226	98,909	8,456	—	107,365

Gross profit	34,273	1,698	—	35,971	24,328	1,180	—	25,508
General and administrative expenses	11,588	602	—	12,190	9,332	359	—	9,691
Selling and marketing expenses	5,131	544	—	5,675	3,652	491	—	4,143

Operating income	17,554	552	—	18,106	11,344	330	—	11,674
Interest expense, net	8,285	(49)	—	8,236	8,353	(2)	—	8,351
Equity in net income (loss) of Non-Guarantor subsidiaries	(1,676)	—	1,676	—	(129)	—	129	—

Income from continuing operations before income taxes	7,593	601	1,676	9,870	2,862	332	129	3,323
Provision for income taxes	1,715	119	—	1,834	1,637	107	—	1,744

Income from continuing operations	5,878	482	1,676	8,036	1,225	225	129	1,579
Loss from discontinued operations (net of tax)	(279)	(2,158)	—	(2,437)	(261)	(354)	—	(615)

Net income (loss)	$5,599	$(1,676)	$1,676	$5,599	$964	$(129)	$129	$964

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows (Unaudited)

	Three Months Ended April 3, 2010				Three Months Ended March 28, 2009
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Cash flows from operating activities
Continuing operations, net	$(18,109)	$1,096	$—	(17,013)	$(10,608)	$721	$—	$(9,887)
Discontinued operations, net	—	(1,994)	—	(1,994)	—	61	—	61

Net cash provided by (used) in operating activities	(18,109)	(898)	—	(19,007)	(10,608)	782	—	(9,826)

Cash flows from investing activities
Loans from Vangent, Inc. to Vangent Mexico, net	(605)	—	605	—	—	—	—	—
Capital expenditures	(1,163)	(141)	—	(1,304)	(1,091)	(104)	—	(1,195)

Continuing operations, net	(1,768)	(141)	605	(1,304)	(1,091)	(104)	—	(1,195)
Discontinued operations, net	—	(123)	—	(123)	—	(1,114)	—	(1,114)

Net cash used in investing activities	(1,768)	(264)	605	(1,427)	(1,091)	(1,218)	—	(2,309)

Cash flows from financing activities
Repayment of senior secured loan	(13,612)	—	—	(13,612)	—	—	—	—
Other	(29)	—	—	(29)	(70)	(12)	—	(82)

Continuing operations, net	(13,641)	—	—	(13,641)	(70)	(12)	—	(82)
Discontinued operations — Loans from Vangent Inc. to Vangent Mexico	—	605	(605)	—	—	—	—	—

Net cash provided by (used in) financing activities	(13,641)	605	(605)	(13,641)	(70)	(12)	—	(82)

Effect of exchange rate changes on cash and cash equivalents	—	(146)	—	(146)	—	(109)	—	(109)

Net decrease in cash and cash equivalents	(33,518)	(703)	—	(34,221)	(11,769)	(557)	—	(12,326)
Total cash and cash equivalents, beginning of period	41,099	4,485	—	45,584	15,519	5,615	—	21,134

Total cash and cash equivalents, end of period	7,581	3,782	—	11,363	3,750	5,058	—	8,808
Less: Cash and cash equivalents, discontinued operations	—	645	—	645	—	2,239	—	2,239

Cash and cash equivalents, continuing operations	$7,581	$3,137	—	$10,718	$$3,750	$2,819	—	$6,569

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2009.
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign government organizations and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of April 3, 2010, our total contract backlog was $1.9 billion, compared with $2.1 billion at December 31, 2009.
The Department of Health and Human Services (“HHS”) represented 34%, the Department of Commerce (“DoC”) represented 26%, and the Department of Education (“DoED”) represented 15% of total revenue for the three months ended April 3, 2010. We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 29-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and eight years with the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The fourth quarter of the calendar year typically represents the highest revenue quarter as a result of the fourth-quarter open enrollment period under the CMS contract and student financial aid activity under the DoED contract. The Government Group represented 91% of total revenue for the three months ended April 3, 2010.
The International Group serves government and commercial customers, primarily in the United Kingdom and Canada, and provides consulting, systems integration, business process outsourcing, and the management of data, identity, revenue and human capital. As of April 3, 2010, the Company’s business operations in Latin America were held for sale and are classified as discontinued operations in the condensed consolidated financial statements. These operations were formerly part of the International Group. The International Group represented 6% of total revenue for the three months ended April 3, 2010.
The Human Capital Group primarily serves the private sector and designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring. The Human Capital Group represented 3% of total revenue for the three months ended April 3, 2010.
Discontinued Operations
In the fourth quarter of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America. The condensed consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V.

Nature of Our Contracts
Contracts funded by U.S. government agencies represented 88% of total revenue for the three months ended April 3, 2010, compared with 82% for the corresponding period in 2009. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2009, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended
	April 3,	March 28,
	2010	2009

Cost-plus	65%	52%
Fixed-price	30%	43%
Time and materials	5%	5%

	100%	100%

The increase in cost-plus contracts is due to work performed in the 2010 U.S. Census contract.
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

	April 3, 2010		December 31, 2009
	Total	Funded	Total	Funded
Government Group	$1,591.4	$203.5	$1,782.6	$313.4
International Group	271.6	184.4	291.2	196.8
Human Capital Group	8.7	8.7	7.1	7.1
Discontinued operations	60.5	60.5	44.9	44.9

	$1,932.2	$457.1	$2,125.8	$562.2

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
The critical accounting estimates and judgments used in the preparation of the condensed consolidated financial statements are described in our annual report on Form 10-K for the year ended December 31, 2009. Except for a charge of $2.6 million for an additional expected loss on disposal of discontinued operations, there have been no significant changes in critical accounting estimates and judgments: revenue recognition and cost estimation on long-term contracts; definite-life intangible assets; goodwill and an indefinite-life intangible asset; equity-based compensation; and income taxes.
Recent Accounting Pronouncements
Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	Increase
	2010	2009	(Decrease)
Statements of Operations Data
Revenue	$194,197	$132,873	$61,324
Cost of revenue	158,226	107,365	50,861

Gross profit	35,971	25,508	10,463
General and administrative expenses	12,190	9,691	2,499
Selling and marketing expenses	5,675	4,143	1,532

Operating income	18,106	11,674	6,432
Interest expense, net	8,236	8,351	(115)

Income from continuing operations before income taxes	9,870	3,323	6,547
Provision for income taxes	1,834	1,744	90

Income from continuing operations	8,036	1,579	6,457
Loss from discontinued operations (net of tax)	(2,437)	(615)	(1,822)

Net income	$5,599	$964	$4,635

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%
Cost of revenue	81.5	80.8

Gross profit margin	18.5	19.2
General and administrative expenses	6.3	7.3
Selling and marketing expenses	2.9	3.1

Operating income margin	9.3	8.8
Interest expense, net	4.2	6.3

Income from continuing operations before income taxes	5.1	2.5
Provision for income taxes	0.9	1.3

Income from continuing operations	4.2	1.2
Loss from discontinued operations (net of tax)	(1.3)	(0.5)

Net income	2.9%	0.7%

Three Months Ended April 3, 2010 and March 28, 2009
Overview
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter. There are 93 days in the three-month period ended April 3, 2010, compared with 87 days in the three-month period ended March 28, 2009. As a result revenue, costs and expenses, interest expense, income taxes, and cash flows for continuing operations cover a period that is 6 days, or 7%, longer than the corresponding period in 2009.
Revenue
A summary of revenue by segment follows (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	Increase (Decrease)
	2010	2009	Amount	Percent
Revenue by business segment
Government Group	$177,237	$117,766	$59,471	50%
International Group	11,825	9,719	2,106	22%
Human Capital Group	6,135	6,493	(358)	(6)%
Elimination	(1,000)	(1,105)	105	(10)%

	$194,197	$132,873	$61,324	46%

Business segment revenue as a percent of total revenue
Government Group	91.3%	88.6%
International Group	6.1	7.3
Human Capital Group	3.2	4.9
Elimination	(0.6)	(0.8)

	100.0%	100.0%

The Department of Health and Human Services (“HHS”) represented 34%, the Department of Commerce (“DoC”) represented 26%, and the Department of Education (“DoED”) represented 15% of total revenue for the three months ended April 3, 2010.
The increase in Government Group revenue reflects the following:
•	Revenue from DoC contracts increased $48.8 million from the ramp up of processing of census forms and data capture under the 2010 U.S. Census contract that is expected to be substantially completed by the fourth quarter of 2010.
•	Revenue from HHS contracts increased $5.6 million from higher volumes and contract work for the Centers for Medicare and Medicaid Services (“CMS”) contract and the Center for Disease Control (“CDC”) contract.
•	Revenue from Department of Defense (“DoD”) contracts increased $3.4 million principally from a new contract with the Military Health System.
•	Revenue from DoED increased $3.1 million related to an increase in revenues earned on Vangent’s contract with the Office of Federal Student Aid.
•	Revenue from a contract with the Department of State (“DoS”) for the National Passport Information Center increased $1.0 million.

The increases in Government Group revenue were partially offset by a reduction of $1.6 million from the Employee Retirement Income Security Act (“ERISA”) contracts with the Department of Labor (“DoL”).
The increase in International Group revenue reflects increases from contracts in the United Kingdom and the impact of changes in foreign currency exchange rates that increased revenue by $1.2 million, compared with the average exchange rates prevailing during the corresponding period in 2009.
The reduction in Human Capital Group revenue reflects the substantial completion of a foreign military contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure, partly offset by an increase in training and call center services for various commercial customers.
Cost of Revenue
The increase in cost of revenue reflects costs of $42.5 million incurred for contract work performed under U.S. 2010 Census contract with DoC, and the period is 7% longer than the corresponding period in 2009. The average number of employees increased 40% primarily from increased temporary staffing in connection with the Census contract. The effect of changes in foreign exchange rates increased costs of the International Group by $1.0 million.
The gross profit margin, or the ratio of gross profit to revenue, was 18.5% for the three months ended April 3, 2010, compared with 19.2% for the corresponding period in 2009. The reduction reflects a higher proportion of revenue from cost-plus contracts, including the 2010 U.S. Census contract, vs. fixed-price contracts.
General and Administrative Expenses
The increase in general and administrative expenses reflects higher accrued expenses for annual incentive compensation awards, an increase in consulting fees, and a period that is 7% longer than the corresponding period in 2009. Incentive compensation expense is accrued based upon the level of operating results compared to established targets; there were no incentive compensation expense accrued for the corresponding period in 2009. Although general and administrative expenses increased, they represented 6.3% of revenue, a reduction from 7.3% for the corresponding period in 2009. The reduction reflects the increase in revenue.
Selling and Marketing Expenses
The increase in selling and marketing expenses reflects an increase of 38% in the number of new business development employees in the Government Group.

Operating Income
A summary of operating income by segment follows (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	Increase (Decrease)
	2010	2009	Amount	Percent
Operating income (loss) by business segment
Government Group	$18,869	$12,294	$6,575	53%
International Group	62	1	61	—%
Human Capital Group	(820)	(616)	(204)	33%
Corporate	(5)	(5)	—	—%

	$18,106	$11,674	$6,432	55%

Operating margin by business segment
Government Group	10.7%	10.4%
International Group	0.5%	—%
Human Capital Group	(13.4)%	(9.5)%
The increase in Government Group operating income primarily reflects work on the 2010 U.S. Census contract with DoC that is expected to be substantially completed by the fourth quarter of 2010, and the period is 7% longer than the corresponding period in 2009. Award fees earned under cost-plus contracts, including the 2010 U.S. Census contract, increased $6.0 million compared with the corresponding period in 2009. The increases in operating income were partly offset by a reduction in income of $1.6 million resulting from upfront development costs on fixed-price ERISA contracts with DoL and higher accrued expenses of $1.5 million for incentive compensation compared with the corresponding period in 2009 where no incentive compensation was earned or accrued.
International Group operating results continue to reflect breakeven operating margins and have been reduced by charges from corporate and divisional overhead allocations of $0.5 million for the three months ended April 3, 2010, and $0.4 million for the corresponding period in 2009.
The increase in the operating loss for the Human Capital Group reflects the adverse impact of lower revenue under the Royal Saudi Air Force contract. The operating losses for both periods reflect reductions in training needs and customer hiring patterns from continued high unemployment levels.
Interest Expense, Net
Interest expense, net, was $8.2 million for the three months ended April 3, 2010, a reduction of $0.1 million from the corresponding period in 2009. Interest expense was reduced by $0.4 million as a result of reductions in the notional amount and average interest rate on the hedged portion of the term loan in February 2010. The reduction was offset by the period that is 7% longer than the corresponding period in 2009 resulting in $0.6 million of additional interest expense.
Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Three Months Ended
	April 3,	March 28,	Increase
	2010	2009	(Decrease)
Provision (benefit) for income taxes excluding tax valuation allowance	$2,904	$1,016	$1,888
Tax valuation allowance	(1,070)	728	(1,798)

Total provision for income taxes	$1,834	$1,744	$90

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the three months ended April 3, 2010 was reduced by $1.1 million for a change in the tax valuation allowance for deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. Therefore, a valuation allowance amounting to $39.3 million had been established as of December 31, 2009. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite life asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. generally accepted accounting principles.
Discontinued Operations
A summary of revenue, cost and expenses for discontinued operations that are segregated and reported separately in the condensed consolidated financial statements follows (in thousands):

	Three Months Ended
	April 3,	March 28,	Increase
	2010	2009	(Decrease)

Revenue	$7,135	$4,599	$2,536
Costs and expenses	7,500	5,313	2,187
Expected loss on disposal	2,618	—	2,618
Other (income) expense, net	(753)	20	(773)

Loss from discontinued operations before income taxes	(2,230)	(734)	(1,496)
Provision (benefit) for income taxes	207	(119)	326

Loss from discontinued operations (net of tax)	$(2,437)	$(615)	$(1,822)

Revenue and costs and expenses for discontinued operations are denominated in multiple foreign currencies, primarily the Mexican Peso, and are significantly affected by foreign currency exchange rate changes.
The increase in revenue from discontinued operations reflects an increase of $2.9 million in revenue from Mexico from a contract with Mexico’s social security agency that was in the start up phase in the corresponding period in 2009. Although revenue on the contract with Mexico’s social security agency increased compared with the corresponding period in 2009, revenue continues to be adversely affected by continuing low member enrollments. Changes in foreign currency exchange rates increased revenue by $0.3 million, or 1%, compared with the average exchange rates prevailing during the corresponding period in 2009.
The increase in costs and expenses from discontinued operations resulted from the contract with Mexico’s social security agency that was in the start up phase in the corresponding period in 2009.
Based on estimates of fair value of the discontinued operations, a charge for expected loss on disposal of $5.0 million was recorded for the year ended December 31, 2009. The charge was calculated based on estimates of fair value, less cost to sell, compared with net assets of discontinued operations plus an adjustment to reflect the cumulative translation adjustment loss recorded as part of other comprehensive loss for discontinued operations. As a result of revisions to fair value estimates, which related primarily to an increase in the weighted average cost of capital and changes in estimated long-term operating margins, an additional charge of $2.6 million for expected loss on disposal was recorded for the three months ended April 3, 2010. The final adjustment to expected loss on disposal will be recorded based on the terms of and completion of a disposal transaction.
Other income from discontinued operations for the three months ended April 3, 2010, includes equity in net income of $0.4 million from a joint venture in Argentina that began operating in the second quarter of 2009. Other income also includes a foreign currency gain of $0.4 million resulting from the strengthening of the Mexican peso.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $10.7 million at April 3, 2010. Subject to certain limitations, including compliance with the maximum allowable limits under the leverage ratio covenant under the senior secured credit facility, the available line of credit under the revolving credit facility was $49.8 million at April 3, 2010. Based on our current planned level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled interest payments, scheduled lease payments and noncancelable purchase commitments, and planned capital expenditures.
Cash and cash equivalents are composed of cash in banks and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities are comprised of repurchase agreements and money market securities with major commercial banks under which cash is primarily invested in U.S. Treasury and U.S. government agency securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Long-Term Debt
Refer to the notes to the condensed consolidated financial statements for information on long-term debt, revolving credit facility, scheduled maturities of long-term debt, affirmative and negative covenants including the maximum allowable consolidated leverage ratio, interest rate swap agreements on variable-rate term loan, and the fair value of the interest rate swap liability.
Long-term debt of $406.8 million at April 3, 2010, is scheduled to mature as follows: (i) the term loan of $216.8 million under the senior secured credit facility is scheduled to mature in February 2013, and (ii) senior subordinated fixed rate notes of $190.0 million are scheduled to mature in February 2015. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported in our annual report on Form 10-K for the year ended December 31, 2009. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, as further discussed under the caption Credit Ratings, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.
Debt Covenants
The more restrictive debt covenants relate to (i) loans and advances to non-guarantor subsidiaries, and (ii) compliance with a maximum allowable consolidated leverage ratio. At April 3, 2010, the cumulative amount of net loans to and investments in Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, by Vangent, Inc. amounted to $8.9 million, compared with the maximum allowable amount of $10.0 million for loans to or investments in non-guarantor subsidiaries under the senior secured credit facility.
The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for unusual and non-recurring items) as defined in the debt agreement for a twelve-month period. At April 3, 2010, the consolidated leverage ratio was 5.25 to 1, compared with the maximum allowable ratio of 6.00 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010.
Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At April 3, 2010, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $150.0 million scheduled to mature in February 2011.
The fair value of the net interest rate swap liability was $3.6 million at April 3, 2010, all of which represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The fair value is based on quoted prices for swaps in active markets adjusted for non-performance risks. The Company does not hold or issue derivative financial instruments for speculative purposes.

Working Capital
A summary of working capital follows (in thousands):

	April 3,	December 31,	Effect on
	2010	2009	Working Capital
Cash and cash equivalents	$10,718	$44,638	$(33,920)
Trade receivables, net	141,867	109,846	32,021
Prepaid expenses and other	11,696	10,353	1,343
Current portion of long-term debt	—	(13,534)	13,534
Accounts payable and accrued liabilities	(68,107)	(64,849)	(3,258)
Accrued interest payable	(3,363)	(8,186)	4,823
Other liabilities	(10,276)	(9,604)	(672)
Discontinued operations, net	9,774	7,515	2,259

Net working capital	$92,309	$76,179	$16,130

Cash Flows
A summary of net cash flows follows (in thousands):

	Three Months Ended
	April 3,	March 28,	Increase
	2010	2009	(Decrease)
Net cash provided by (used in)
Operating activities:
Continuing operations	$(17,013)	$(9,887)	$(7,126)
Discontinued operations	(1,994)	61	(2,055)
Investing activities:
Continuing operations	(1,304)	(1,195)	(109)
Discontinued operations	(123)	(1,114)	991
Financing activities:
Continuing operations	(13,641)	(82)	(13,559)
Net Cash Used in Operating Activities
In assessing cash flows from operating activities for continuing operations, we consider several principal factors: (i) income or loss from continuing operations adjusted for non-cash charges, primarily amortization of intangible assets, depreciation and amortization of property and equipment, and deferred income taxes, and (ii) the extent to which receivables, payables, or other working capital components increase or decrease.
Cash flow used in operating activities was $17.0 million for the three months ended April 3, 2010, compared with $9.9 million for the corresponding period in 2009. Income from continuing operations after adjusting for non-cash charges was $18.8 million for the three months ended April 3, 2010, compared with $12.1 million for the corresponding period in 2009. However, this was offset entirely by an increase in trade receivables.
Trade receivables increased $32.1 million, or 29%, compared with December 31, 2009, primarily due to higher revenue for the three months ended April 3, 2010, and the timing of collections from customers. Trade receivables at April 3, 2010, reflect DSO (days sales outstanding) of 65 days, compared with 57 days at December 31, 2009. Cash flows from operating activities for the corresponding period in 2009 was affected by an increase in trade receivables of $4.1 million due to delays in collections from two customers.

An increase in accounts payable and other liabilities of $4.5 million partially offset the negative cash flow impact from the increase in trade receivables for the three months ended April 3, 2010. A reduction of $13.2 million in accounts payable and other liabilities was the primary use of cash from operating activities for the corresponding period in 2009 primarily as a result of payments of $6.3 million for incentive compensation that had been earned and accrued in 2008. There were no payments for incentive compensation in the three months ended April 3, 2010, as there were no liabilities for incentive compensation earned or accrued for 2009. The timing of payments to vendors affects the level of accounts payable and the effect on operating cash flow, including the level of activities with small-business vendors and sub-contractors that require more frequent cash payments.
Discontinued operations generated negative cash flow from operating activities of $2.0 million for the three months ended April 3, 2010. An increase of $2.5 million in trade and other receivables, principally delays in collections from the contract with the social security agency in Mexico, was the primary cause of the negative cash flow from operating activities. The loss from discontinued operations of $2.4 million was offset by a non-cash charge of $2.6 million representing an additional charge for expected loss on disposal. Cash flow for the corresponding period in 2009 was breakeven.
Net Cash Used in Investing Activities
Net cash used in investing activities reflects capital expenditures of $1.3 million for continuing operations for the three months ended April 3, 2010 and $1.2 million for the corresponding period in 2009 for contractual and general infrastructure requirements. Capital expenditures for discontinued operations were $0.1 million for the three months ended April 3, 2010, and $1.1 million for the corresponding period in 2009 primarily for a contract in Mexico. Total capital expenditures of $15.0 million are expected for 2010.
Net Cash Used in Financing Activities
Net cash used in financing activities of $13.6 million for continuing operations for the three months ended April 3, 2010, reflects a mandatory term loan payment under the senior secured credit facility resulting from excess cash flow for 2009. Based on the excess cash flow for 2008, there was excess cash flow payment required in 2009.
Credit Ratings
The debt-to-equity ratio was 3.5 at April 3, 2010, compared with 3.8 at December 31, 2009. The reduction resulted from a debt payment of $13.6 million that reduced debt and net income that increased stockholder’s equity. The most recent ratings were assigned by Standard and Poor’s in November 2009 and by Moody’s Investor Services in December 2009, as follows:

Standard
	& Poor’s	Moody’s
Senior secured credit facility	BB-	B1
Senior subordinated notes due 2015	CCC+	Caa2
Corporate credit	B	B3
Outlook	Negative	Negative

Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, contracts, and contingent commitments at April 3, 2010, follow (in millions):

		Payments Due by Year
		2010
		(remaining nine	2011 and	2013 and
	Total	months)	2012	2014	2015	Thereafter
Long-term debt:
Term loan under senior secured credit facility due February 2013 (1)	216.8	—	$1.7	$215.1	$—	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0	—
Interest relating to long-term debt (2)	112.4	16.7	48.7	37.8	9.2	—
Operating leases	73.4	15.1	27.5	13.7	3.4	13.7
Purchase and other contractual commitments (3)	20.2	20.2	—	—	—	—

	$612.8	$52.0	$77.9	$266.6	$202.6	$13.7

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future mandatory prepayments in March 2011 or March 2012 that could result from excess cash flow from the prior calendar year.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 2.51% at April 3, 2010, the estimated future payments based on fair value of the related interest rate swaps, and interest based on the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Purchase and other contractual commitments represent the minimum noncancelable obligations under service and other agreements, primarily information technology and telecommunications services.
Variable Interest Entities
The Company has interests in foreign joint ventures that provide government contract services in foreign countries. In certain arrangements, the Company and the joint-venture partner have each guaranteed joint venture performance under fixed-priced subcontracts and each has committed to fund its contractual share of joint venture working capital requirements. Over the next twelve months, the Company does not expect any material adverse impact to its consolidated financial condition or results of operations from its performance guaranty under the fixed-priced contracts or its working capital commitments.
Off-Balance Sheet Arrangements
As of April 3, 2010, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $73.4 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Quantitative and Qualitative Disclosures about Market Risk in our annual report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting
During the three months ended April 3, 2010, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
There have been no material changes in risk factors from the information provided under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009.

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

Vangent, Inc.
May 10, 2010	/s/ James C. Reagan
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