Form 10-Q
period 2010-07-03
Vangent, Inc.
filed 2010-08-06
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended July 3, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at July 3, 2010.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share amounts)

	July 3,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$37,533	$44,638
Trade receivables, net	140,212	109,846
Prepaid expenses and other assets	10,492	7,424
Deferred contract costs	1,358	2,929
Assets of discontinued operations	6,718	15,036

Total current assets	196,313	179,873

Property and equipment, net	22,914	25,124
Intangible assets, net	140,948	151,860
Goodwill	267,401	268,212
Deferred debt financing costs and other	7,355	8,433
Assets of discontinued operations	—	6,727

Total assets	$634,931	$640,229

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$—	$13,534
Accounts payable and accrued liabilities	75,422	64,849
Accrued interest payable	7,950	8,186
Deferred tax liability	4,412	5,628
Deferred revenue	4,288	3,976
Liabilities of discontinued operations	5,631	7,521

Total current liabilities	97,703	103,694

Long-term debt, net of current portion	406,754	406,832
Other long-term liabilities	5,009	7,194
Deferred tax liability	16,286	12,144
Liabilities of discontinued operations	199	502

Total liabilities	525,951	530,366

Commitments and contingencies (Note 10)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	207,875	207,376
Accumulated other comprehensive loss	(13,815)	(14,949)
Accumulated deficit	(85,080)	(82,564)

Total stockholder’s equity	108,980	109,863

Total liabilities and stockholder’s equity	$634,931	$640,229

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Revenue	$214,846	$135,115	$409,043	$267,988
Cost of revenue	182,459	115,918	340,685	223,284

Gross profit	32,387	19,197	68,358	44,704
General and administrative expenses	11,494	9,547	23,684	19,237
Selling and marketing expenses	5,447	4,386	11,122	8,529

Operating income	15,446	5,264	33,552	16,938
Interest expense, net	7,362	8,533	15,598	16,884

Income (loss) from continuing operations before income taxes	8,084	(3,269)	17,954	54
Provision for income taxes	1,851	1,694	3,685	3,438

Income (loss) from continuing operations	6,233	(4,963)	14,269	(3,384)
Loss from discontinued operations, net of tax	(14,348)	(1,149)	(16,785)	(1,764)

Net loss	$(8,115)	$(6,112)	$(2,516)	$(5,148)

See notes to condensed consolidated financial statements

Vangent, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Loss (Unaudited)
(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2008	100	$—	$206,328	$(13,135)	$(48,556)	$144,637
Effect of hedging activities, net of tax	—	—	—	905	—	905
Foreign currency translation adjustment	—	—	—	1,250	—	1,250
Net loss	—	—	—	—	(5,148)	(5,148)

Total comprehensive loss						(2,993)
Equity-based compensation	—	—	511	—	—	511

Balance, June 27, 2009	100	$—	$206,839	$(10,980)	$(53,704)	$142,155

Balance, December 31, 2009	100	$—	$207,376	$(14,949)	$(82,564)	$109,863
Effect of hedging activities, net of tax	—	—	—	2,466	—	2,466
Foreign currency translation adjustment	—	—	—	(1,332)	—	(1,332)
Net loss	—	—	—	—	(2,516)	(2,516)

Total comprehensive loss						(1,382)
Equity-based compensation	—	—	499	—	—	499

Balance, July 3, 2010	100	$—	$207,875	$(13,815)	$(85,080)	$108,980

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 3,	June 27,
	2010	2009
Cash flows from operating activities
Net loss	$(2,516)	$(5,148)
Less: Loss from discontinued operations, net of tax	(16,785)	(1,764)

Income (loss) from continuing operations	14,269	(3,384)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	10,540	10,587
Depreciation and amortization	5,901	5,565
Amortization of deferred debt financing costs	1,126	1,126
Equity-based compensation expense	499	511
Deferred income taxes	3,360	3,028
Changes in operating assets and liabilities:
Trade receivables	(30,544)	6,400
Prepaid expenses and other assets	(4,339)	(4,682)
Accounts payable and other liabilities	13,045	(9,502)

Continuing operations, net	13,857	9,649
Discontinued operations, net	(2,870)	(2,574)

Net cash provided by operating activities	10,987	7,075

Cash flows from investing activities
Capital expenditures, continuing operations	(3,526)	(4,779)
Discontinued operations, net	(811)	(1,760)

Net cash used in investing activities	(4,337)	(6,539)

Cash flows from financing activities
Repayment of senior secured term loan	(13,612)	—
Other	(53)	(163)

Net cash used in financing activities, continuing operations	(13,665)	(163)
Effect of exchange rate changes on cash and cash equivalents	(170)	258

Net increase (decrease) in cash and cash equivalents	(7,185)	631
Total cash and cash equivalents, beginning of period	45,584	21,134

Total cash and cash equivalents, end of period	38,399	21,765
Less: Cash and cash equivalents, discontinued operations	866	1,601

Cash and cash equivalents, continuing operations	$37,533	$20,164

Supplemental noncash investing and financing activities
Leasehold improvements provided by lessor under operating leases	$773	$347

Supplemental cash flow information
Interest paid, continuing operations	$15,226	$16,446
Income taxes paid:
Continuing operations	135	377
Discontinued operations	299	247
See notes to condensed consolidated financial statements

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
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the private sector. The Company’s primary customer focus is U.S. and international governmental agencies that utilize third-party providers to design, build and operate technologically advanced systems. The Department of Commerce represented 34%, Department of Health and Human Services represented 30%, and the Department of Education represented 13% of total revenue for the six months ended July 3, 2010.
Variable Interest Entities
The Company has interests in foreign joint ventures that provide government contract services in the United Kingdom and in the United Arab Emirates. In the United Kingdom arrangement, the Company has guaranteed joint venture performance under a fixed-priced subcontract and has committed to fund working capital requirements. Under the joint venture agreements the Company holds less than a majority ownership interest in the joint ventures; however, the Company is entitled to a majority of the income and losses of the joint ventures and has determined that it is the primary beneficiary of each of the joint ventures. The joint ventures are fully consolidated in the Company’s consolidated financial statements. Total assets of $2,041 and total liabilities of $511 of the joint ventures are included in the consolidated financial statements at July 3, 2010.
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. The six-month period ended July 3, 2010, is 6 days, or 3%, longer that the corresponding period in 2009. Foreign subsidiaries are consolidated based on the calendar quarter.

2. Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America. The condensed consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V.
A summary of assets and liabilities, revenue, and cost and expenses of the discontinued operations that are segregated and reported separately in the consolidated financial statements follows:

	July 3,	December 31,
	2010	2009
Balance Sheet Data
Cash	$866	$946
Trade receivables	10,236	9,323
Other assets	5,526	4,767
Allowance for expected loss on disposal	(9,910)	—

Total current assets	6,718	15,036
Property and equipment , net	—	4,744
Deferred income taxes and other	—	1,983

Total assets	6,718	21,763
Current liabilities	5,631	7,521
Long-term liabilities	199	502

Net assets of discontinued operations	$888	$13,740

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Statements of Operations Data
Revenue	$7,075	$5,895	$14,210	$10,494
Costs and expenses	7,346	7,529	14,846	12,842
Expected loss on disposal	15,277	—	17,895	—
Other (income) expense, net	7	(38)	(746)	(18)

Loss from discontinued operations before income taxes	(15,555)	(1,596)	(17,785)	(2,330)
Provision (benefit) for income taxes	(1,207)	(447)	(1,000)	(566)

Loss from discontinued operations, net of tax	$(14,348)	$(1,149)	$(16,785)	$(1,764)

Based on estimates of fair value of the discontinued operations, a charge for expected loss on disposal of $4,965 was recorded for the year ended December 31, 2009. The charge was calculated based on estimates of fair value, less cost to sell, compared with net assets of discontinued operations. The fair value estimates were revised in the second quarter of 2010 based on letters of intent from market participants that are potential buyers of the operations in Latin America. As a result, an additional charge of $17,895 for the expected loss on disposal was recorded for the six months ended July 3, 2010. Charges for the expected loss on disposal include $4,692 for cumulative translation losses recorded as part of other comprehensive loss for discontinued operations. The final adjustment to the expected loss on disposal will be recorded based on the terms and completion of a disposal transaction.
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

Discontinued Operations in Venezuela — Designation of Venezuelan Economy as Highly Inflationary
Revenue from Vangent Venezuela, C.A. was $617 for the three months and $1,007 for the six months ended July 3, 2010. Venezuela has experienced significant inflation in the last several years, and effective January 2010 the economy has been determined to be highly inflationary under U. S. generally accepted accounting principles. An economy is considered highly inflationary when cumulative three-year inflation exceeds 100% which occurred in the fourth quarter of 2009. As a result Vangent Venezuela uses the U.S. dollar as the functional currency effective January 2010 and net monetary assets held in bolivar fuertes are translated into U.S. dollars at each balance sheet date with remeasurement adjustments and any foreign currency transaction gains or losses recognized in income or expense. In June 2010, the Venezuelan government instituted foreign exchange controls that replaced the parallel or market rate, and Vangent began to use the foreign currency exchange rate controlled and regulated by the Central Bank of Venezuela under a system referred to as Sistema de Transacciones con Titulos en Moneda Extranjera, or SITME, in place of the parallel rate to consolidate Vangent Venezuela. Other income and expense, net, for discontinued operations includes net foreign currency gains from Vangent Venezuela of $162 for the three months and $53 for the six months ended July 3, 2010.
Discontinued Operations in Argentina — Variable Interest Entity
Vangent Argentina, S.A. has an interest in a joint venture in Argentina that began providing government services in the second quarter of 2009. Vangent Argentina and the joint venture partner have each guaranteed joint venture performance under a fixed-priced subcontract. Vangent Argentina holds less than a majority ownership interest in the joint venture and is entitled to 50% of the income and losses of the joint venture. Vangent Argentina has determined that it does not have the power to direct matters that most significantly impact the activities of the joint venture and that it is not the primary beneficiary of the joint venture. The joint venture is accounted for under the equity method of accounting as part of discontinued operations. Equity in net income of the joint venture of $385 for the three months and $777 for the six months ended July 3, 2010, is included in loss from discontinued operations. Investment in joint venture of $1,341, representing the Company’s maximum exposure to loss as of July 3, 2010, is included in assets of discontinued operations.
3. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an allocation of revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations or financial position.
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
In January 2010, the FASB issued an ASU, Improving Disclosures about Fair Value Measurements, requiring additional disclosures on fair value measurements. Disclosure requirements for transfers in and out of levels 1 and 2 of the hierarchy for fair value measurements, that became effective January 1, 2010, did not have a material effect on the Company’s results of operations or financial position. Disclosures about purchases, sales, issuance, and settlements in a rollforward of activity for level 3 fair value measurements are deferred until fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations or financial position.
In April 2010, the FASB issued an ASU, Revenue Recognition — Milestone Method, to provide guidance on (i) defining a milestone; and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance applies to research or development deliverables or units of accounting under which a vendor satisfies its performance obligations over a period of time, and when a portion or all of the consideration is contingent upon uncertain future events and circumstances. The guidance becomes effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption and retrospective application permitted. The Company does not expect that adoption will have a material effect on its results of operations or financial position.

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
In July 2010, the FASB issued an ASU, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to expand disclosures for exposure to credit losses from lending arrangements, including credit risks involved in financing receivables and allowances for credit losses. The new requirements will become effective in December 2010. The Company does not expect that adoption will have a material effect on its results of operations or financial position.
4. Trade Receivables
A summary of trade receivables and customers that represented 10% or more of trade receivables follows:

	July 3,	December 31,
	2010	2009
Billed trade receivables	$96,710	$74,929
Billable trade receivables	35,452	26,798
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	7,992	7,432
Other	217	840

	140,371	109,999
Allowance for doubtful accounts	(159)	(153)

Trade receivables, net	$140,212	$109,846

Trade accounts receivable from major customers
Department of Commerce	31%	* %
Department of Health and Human Services	28%	34%
Department of Education	13%	16%

*	Less than 10%.

5. Intangible Assets
A summary of intangible assets follows:

	Weighted
	Average Life	July 3,	December 31,
	(in years)	2010	2009
Indefinite-life intangible assets
Intellectual property	Indefinite	$10,328	$10,328

Definite-life intangible assets
Customer relationships	10.7	200,729	201,101
Other	4	658	658

		201,387	201,759
Accumulated amortization		(70,767)	(60,227)

Definite-life intangible assets, net		130,620	141,532

Intangible assets, net		$140,948	$151,860

Amortization of the unamortized balance of definite-life intangible assets for each of the next five years and thereafter is scheduled as follows:

Years Ending December 31
2010 (remaining six months)	$10,497
2011	20,702
2012	20,539
2013	20,539
2014	11,897
Thereafter	46,446

$130,620

6. Long-Term Debt
A summary of long-term debt follows:

	July 3,	December 31,
	2010	2009
Term loan, due February 14, 2013, with interest at variable rates (2.50% at July 3, 2010)	$216,754	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	406,754	420,366
Less: current portion of term loan	—	(13,534)

Long-term debt, net of current portion	$406,754	$406,832

Scheduled maturities of long-term debt follow:

2011	$—
2012	1,711
2013	215,043
2014	—
2015	190,000

$406,754

Senior Secured Credit Facility
At July 3, 2010, the senior secured credit facility consisted of a term loan of $216,754 due February 14, 2013, and, subject to certain limitations, an available revolving credit facility of up to $49,800 that expires February 14, 2012. There were no borrowings outstanding under the revolving credit facility at July 3, 2010, or December 31, 2009. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.

Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50% (2.00% at July 3, 2010). Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 50% of the net cash proceeds of equity offerings or capital contributions subject to certain exceptions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on the excess cash flow calculation for the year ended December 31, 2009, a mandatory payment of $13,612 was made March 31, 2010. Since the excess cash flow requirement is based on annual cash flow, it is not possible to estimate the amount, if any, that would become payable in March 2011 or March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of July 3, 2010, the Company was in compliance with all of the affirmative and negative covenants.
The more restrictive covenants relate to (i) loans and advances by Vangent, Inc. to non-guarantor subsidiaries, and (ii) compliance with a maximum allowable consolidated leverage ratio. At July 3, 2010, the cumulative amount of net loans to and investments in Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, by Vangent, Inc. amounted to $9,124 compared with the maximum allowable amount of $10,000 for loans to or investments in non-guarantor subsidiaries under the senior secured credit facility. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At July 3, 2010, the consolidated leverage ratio was 4.34 to 1, compared with the maximum allowable ratio of 5.75 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010.
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

7. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	July 3,	December 31,
	2010	2009
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Continuing operations — Interest rate swap agreements	$(2,481)	$(4,634)
Discontinued operations — Foreign currency forward contracts	(79)	(392)

	(2,560)	(5,026)

Foreign currency cumulative translation adjustments:
Continuing operations	(6,642)	(5,287)
Discontinued operations	(4,613)	(4,636)

	(11,255)	(9,923)

Total accumulated other comprehensive loss	$(13,815)	$(14,949)

	Hedging Activities
	Continuing	Discontinued
	Operations	Operations
		Foreign
	Interest	Currency
Summary of changes in accumulated other	Rate	Forward
comprehensive loss for hedging activities	Swaps	Contracts	Total
Balance, December 31, 2009	$(4,634)	$(392)	$(5,026)
Change in fair value	(622)	(8)	(630)
Reclassification of loss to interest expense	2,775	—	2,775
Reclassification of loss to discontinued operations — cost of revenue	—	321	321

Balance, July 3, 2010	$(2,481)	$(79)	$(2,560)

8. Derivative Instruments, Hedging Activities and Financial Instruments
Vangent, Inc. uses derivative financial instruments to manage interest rate risk and Vangent Mexico, S.A. de C.V., a 100%-owned subsidiary included as part of discontinued operations, has used derivative instruments to manage certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts have been used to hedge exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. Derivatives can involve credit risk from the possible non-performance by the parties. At July 3, 2010, the fair values of the derivative contracts resulted in derivative liabilities, and the fair value liabilities reflect the Company’s credit adjusted discount rate. The Company does not enter into derivative transactions for trading or speculative purposes.
For derivative financial instruments that qualify as a cash-flow hedge, the effective portion of the gain/loss is reported as a component of other comprehensive income/loss (“OCI”) and is subsequently reclassified to the statements of operations in the period or periods in which the hedged transaction affects the statement of operations.
Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with a commercial bank to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At July 3, 2010, an interest rate swap agreement at the notional amount of $150,000 to pay fixed interest at the rate of 3.28% and to receive variable interest based on three-month LIBOR was outstanding and scheduled to mature in February 2011.

The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge transactions and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $2,481 at July 3, 2010, and $4,657 at December 31, 2009. The unrealized loss on interest rate swaps was $2,481 at July 3, 2010, all of which included in accumulated OCI in the consolidated statement of stockholder’s equity and is expected to be reclassified to interest expense over the next twelve months.
Discontinued Operations — Foreign Currency Contracts
In 2009, Vangent Mexico entered into foreign currency forward exchange contracts with a commercial bank to hedge fluctuations in the Mexican peso exchange rates. At July 3, 2010, there were no foreign currency forward exchange contracts outstanding.
Vangent Mexico documented its risk management objective and nature of the risks being hedged for foreign currency contracts that qualify as cash flow hedges at inception of the agreements. Some of the foreign currency hedge contracts no longer qualify as cash flow hedges since it is probable that a forecasted transaction will not occur, and cost of revenue for discontinued operations for the six months ended July 3, 2010, includes a loss of $89 reclassified from OCI for contracts that no longer qualify. For hedge contracts that do qualify as cash flow hedges, an unrealized loss of $79 at July 3, 2010, is included in accumulated OCI in the consolidated statement of stockholder’s equity and is expected to be reclassified to cost of revenue over the next twelve months.
Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:

Balance Sheet Data
		Fair Value of
		Liability Derivatives
		July 3,	December 31,
Derivative Contracts	Balance Sheet Location	2010	2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	Accrued liabilities	$2,481	$4,657
Foreign currency forward contracts	Accrued liabilities, discontinued operations	—	251

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	Accrued liabilities, discontinued operations	—	88

Statements of Operations Data
					Amount of Gain
					(Loss) Recognized
	Amount of Gain				in Income on
	(Loss)			Location of Gain (Loss)	Derivative
	Recognized in		Amount of Gain	Recognized in Income on	(Ineffective
	OCI on	Location of Gain (Loss)	(Loss) Reclassified	Derivative (Ineffective	Portion and
	Derivative	Reclassified from	from Accumulated	Portion and Amount	Amount Excluded
	(Effective	Accumulated OCI into	OCI into Income	Excluded from Effectiveness	from Effectiveness
Derivative Contracts	Portion)	Income (Effective Portion)	(Effective Portion)	Testing)	Testing)

Three Months Ended July 3, 2010

Derivatives that qualify as cash flow hedges

Interest rate swap agreements	$10	Interest expense	$(1,108)	Interest expense	$—

Foreign currency forward contracts	—	Cost of revenue, discontinued operations	(13)	—	—

Derivatives that do not qualify as cash flow hedges

Foreign currency forward contracts		—	—	Cost of revenue, discontinued operations	—

Three Months Ended June 27, 2009

Derivatives that qualify as cash flow hedges

Interest rate swap agreements	806	Interest expense	(1,585)	Interest expense	23

Foreign currency forward contracts	(480)	Cost of revenue	(27)	—	—

Six Months Ended July 3, 2010

Derivatives that qualify as cash flow hedges

Interest rate swap agreements	(622)	Interest expense	2,775	Interest expense	23

Foreign currency forward contracts	(8)	Cost of revenue, discontinued operations	(321)	—	—

Derivatives that do not qualify as cash flow hedges

Foreign currency forward contracts		—	—	Cost of revenue, discontinued operations	(89)

Six Months Ended June 27, 2009

Derivatives that qualify as cash flow hedges

Interest rate swap agreements	(1,152)	Interest expense	(2,793)	Interest expense	48

Foreign currency forward contracts	(763)	Cost of revenue	(27)	—	—

Fair Value Measurements
Fair value is the price that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants at the measurement date. A summary of the bases used to measure financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	July 3,	December 31,
	2010	2009
Liabilities
Level 1 - Quoted prices in active markets for identical items	$—	$—
Level 2 - Significant other observable inputs:
Interest rate swap agreements	2,481	4,657
Foreign currency forward contracts	—	339
Level 3 - Significant unobservable inputs	—	—
Financial Instruments
The fair values of financial instruments at July 3, 2010, follow:

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$216,754	$216,754
9 5/8% senior subordinated notes, due February 15, 2015	190,000	181,212

	$406,754	$397,966

Interest rate swap agreements to pay fixed and receive variable
Accrued liabilities	$2,481	$2,481

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At July 3, 2010, the quoted market price was $95.375 per $100 reflecting a yield of 11.1%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets adjusted for non-performance risk. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
9. Income Taxes
The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes of $3,685 for the six months ended July 3, 2010, was reduced by $2,180 for a change in the tax valuation allowance for deferred tax assets resulting from the utilization of a portion of the net operating loss carryforward against taxable income earned for the six months ended July 3, 2010.
A tax valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment requires judgment with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company has concluded as of July 3, 2010, based upon all available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. The tax valuation allowance amounted to $42.5 million at July 3, 2010. In the event the Company determines in a future period that realization of deferred tax benefits, primarily net operating loss carryforwards, is more likely than not, all or a portion of the tax valuation allowance would be reversed. A reversal or reduction to the tax valuation allowance would be recorded as a reduction to the provision for income taxes
Deferred tax liabilities aggregated $20,698 at July 3, 2010, and were primarily related to an indefinite lived asset (goodwill) that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes.
The ASC topic on Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at July 3, 2010. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.

Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent’s income tax returns for 2009, 2008, and 2007 are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties, if any, relating to income taxes are charged to the provision for income taxes.
10. Commitments and Contingencies
Payments to the Company by U. S. Government agencies on cost-plus contracts are provisional and are subject to adjustment based on audits performed by the Defense Contract Audit Agency. Audits of incurred cost submissions for the years 2005 to 2009 are open. The Company is also subject to audits, legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.
11. Equity-Based Compensation
No stock options are authorized and no stock options have been granted by Vangent.
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At July 3, 2010, the outstanding balance of grants of Class B membership interests represented 5.3% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% of the profits interest in Vangent Holding LLC in the aggregate.
A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follows:

	Class B		Fair Value of
	Membership		Class B
	Interests		Membership
	Available for	Class B Interests	Interests at Date of
	Grant	Outstanding	Grant
Balance, December 31, 2009	2.0%	5.6%	$5,602
Granted	—	—	—
Forfeited	0.2	(0.3)	(178)

Balance, July 3, 2010	2.2%	5.3%	$5,424

At July 3, 2010:
Vested		2.9%
Not yet vested		2.4

		5.3%

Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees and independent directors. Equity-based compensation expense is amortized on a straight-line basis over the total requisite service period for the award. The unamortized amount of equity-based compensation expense was $1,927 at July 3, 2010, and amortization is scheduled as follows:

Years Ending December 31
2010 (remaining six months)	$491
2011	981
2012	321
2013	120
2014	14

$1,927

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
Vangent pays an annual management fee of $1,000 to Veritas Capital, of which $500 was paid for the six months ended July 3, 2010, along with fees of $43 for advisory services and expenses.
Vangent Argentina, a foreign subsidiary of Vangent, Inc., has an interest in an unconsolidated joint venture in Argentina. Vangent Argentina and the joint-venture partner have each guaranteed joint venture performance under a fixed-priced subcontract. Vangent Argentina provided contract services of $206 to the joint venture for the six months ended July 3, 2010.
13. Business Segments and Major Customers
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Vangent reports operating results and financial data for three business segments: the Government Group; the International Group; and the Human Capital Group. Government Group customers are primarily U.S. federal agencies. The Government Group assists civilian, defense and intelligence agencies as well as government related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission critical systems and delivers a wide range of business process outsourcing solutions. The International Group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers. The Human Capital Group designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce.

A summary of revenue and operating income (loss) by business segment follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenue by business segment
Government Group	$198,677	$115,581	$375,914	$233,347
International Group	11,148	10,539	22,973	20,258
Human Capital Group	5,834	10,364	11,969	16,857
Elimination	(813)	(1,369)	(1,813)	(2,474)

Total revenue	$214,846	$135,115	$409,043	$267,988

Operating income (loss) by business segment
Government Group	$15,966	$6,057	$34,835	$18,351
International Group	8	(111)	70	(110)
Human Capital Group	(522)	(669)	(1,342)	(1,285)
Corporate	(6)	(13)	(11)	(18)

Total operating income	15,446	5,264	33,552	16,938
Interest expense, net	7,362	8,533	15,598	16,884

Income (loss) from continuing operations before income taxes	$8,084	$(3,269)	$17,954	$54

Depreciation and amortization
Government Group	$7,183	$6,891	$14,488	$13,903
International Group	568	771	1,295	1,498
Human Capital Group	333	368	658	740

Total depreciation and amortization	$8,084	$8,030	$16,441	$16,141

Revenue from major customers as a percent of total revenue
Department of Commerce	42%	*	34%	*
Department of Health and Human Services	25%	42%	30%	44%
Department of Education	11%	16%	13%	18%
Department of Defense	*	12%	*	10%

*	Less than 10%.
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

Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets (Unaudited)

	July 3, 2010				December 31, 2009
		Non-				Non-
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Assets
Current assets:
Cash and cash equivalents	$34,662	$2,871	$—	$37,533	$41,098	$3,540	$—	$44,638
Trade receivables, net	133,754	6,458	—	140,212	101,410	8,436	—	109,846
Prepaid expenses and other	9,705	2,145	—	11,850	8,594	1,759	—	10,353
Assets of discontinued operations	—	6,718	—	6,718	—	15,036	—	15,036

Total current assets	178,121	18,192	—	196,313	151,102	28,771	—	179,873
Property and equipment, net	20,877	2,037	—	22,914	22,499	2,625	—	25,124
Intangible assets, net	134,450	6,498	—	140,948	144,764	7,096	—	151,860
Goodwill	258,905	8,496	—	267,401	258,905	9,307	—	268,212
Deferred debt financing costs and other	7,301	54	—	7,355	8,379	54	—	8,433
Investment in and advances to Non-Guarantor subsidiaries	20,698	—	(20,698)	—	37,299	—	(37,299)	—
Assets of discontinued operations	—	—	—	—	—	6,727	—	6,727

Total assets	$620,352	$35,277	$(20,698)	$634,931	$622,948	$54,580	$(37,299)	$640,229

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$13,534	$—	$—	$13,534
Accounts payable and other liabilities	85,257	6,815	—	92,072	74,655	8,154	(170)	82,639
Liabilities of discontinued operations	53	9,806	(4,228)	5,631	1,230	9,564	(3,273)	7,521

Total current liabilities	85,310	16,621	(4,228)	97,703	89,419	17,718	(3,443)	103,694
Long-term debt, net of current portion	406,754	—	—	406,754	406,832	—	—	406,832
Other long-term liabilities	4,959	50	—	5,009	7,132	62	—	7,194
Deferred tax liability	14,349	1,937	—	16,286	9,702	2,442	—	12,144
Liabilities of discontinued operations	—	199	—	199	—	502	—	502

Total liabilities	511,372	18,807	(4,228)	525,951	513,085	20,724	(3,443)	530,366
Total stockholder’s equity	108,980	16,470	(16,470)	108,980	109,863	33,856	(33,856)	109,863

Total liabilities and stockholder’s equity	$620,352	$35,277	$(20,698)	$634,931	$622,948	$54,580	$(37,299)	$640,229

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations (Unaudited)

	Three Months Ended July 3, 2010				Three Months Ended June 27, 2009
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$203,765	$11,081	$—	$214,846	$124,737	$10,378	$—	$135,115
Cost of revenue	172,792	9,667	—	182,459	106,555	9,363	—	115,918

Gross profit	30,973	1,414	—	32,387	18,182	1,015	—	19,197
General and administrative expenses	10,439	1,055	—	11,494	9,137	410	—	9,547
Selling and marketing expenses	4,972	475	—	5,447	3,945	441	—	4,386

Operating income	15,562	(116)	—	15,446	5,100	164	—	5,264
Interest expense, net	7,483	(121)	—	7,362	8,562	(29)	—	8,533
Equity in net income (loss) of Non-Guarantor subsidiaries	(15,394)	—	15,394	—	(758)	—	758	—

Income (loss) from continuing operations before income taxes	(7,315)	5	15,394	8,084	(4,220)	193	758	(3,269)
Provision for income taxes	1,715	136	—	1,851	1,645	49	—	1,694

Income (loss) from continuing operations	(9,030)	(131)	15,394	6,233	(5,865)	144	758	(4,963)
Income (loss) from discontinued operations, net of tax	915	(15,263)	—	(14,348)	(247)	(902)	—	(1,149)

Net loss	$(8,115)	$(15,394)	$15,394	$(8,115)	$(6,112)	$(758)	$758	$(6,112)

	Six Months Ended July 3, 2010				Six Months Ended June 27, 2009
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$386,188	$22,855	$—	$409,043	$247,974	$20,014	$—	$267,988
Cost of revenue	320,942	19,743	—	340,685	205,465	17,819	—	223,284

Gross profit	65,246	3,112	—	68,358	42,509	2,195	—	44,704
General and administrative expenses	22,027	1,657	—	23,684	18,468	769	—	19,237
Selling and marketing expenses	10,103	1,019	—	11,122	7,597	932	—	8,529

Operating income	33,116	436	—	33,552	16,444	494	—	16,938
Interest expense, net	15,768	(170)	—	15,598	16,915	(31)	—	16,884
Equity in net income (loss) of Non-Guarantor subsidiaries	(17,070)	—	17,070	—	(887)	—	887	—

Income (loss) from continuing operations before income taxes	278	606	17,070	17,954	(1,358)	525	887	54
Provision for income taxes	3,430	255	—	3,685	3,282	156	—	3,438

Income (loss) from continuing operations	(3,152)	351	17,070	14,269	(4,640)	369	887	(3,384)
Income (loss) from discontinued operations, net of tax	636	(17,421)	—	(16,785)	(508)	(1,256)	—	(1,764)

Net loss	$(2,516)	$(17,070)	$17,070	$(2,516)	$(5,148)	$(887)	$887	$(5,148)

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows (Unaudited)

	Six Months Ended July 3, 2010				Six Months Ended June 27, 2009 (1)
		Non				Non
		Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	ations	Total	Issuer	antors	ations	Total
Cash flows from operating activities
Continuing operations, net	$10,960	$2,897	$—	13,857	$8,392	$1,257	$—	$9,649
Discontinued operations, net	—	(2,870)	—	(2,870)	—	(2,574)	—	(2,574)

Net cash used in operating activities	10,960	27	—	10,987	8,392	(1,317)	—	7,075

Cash flows from investing activities
Loans from Vangent, Inc. to Vangent Mexico, net	(850)	—	850	—	(1,245)	—	1,245	—
Capital expenditures	(2,933)	(593)	—	(3,526)	(4,614)	(165)	—	(4,779)

Continuing operations, net	(3,783)	(593)	850	(3,526)	(5,859)	(165)	1,245	(4,779)
Discontinued operations, net	—	(811)	—	(811)	—	(1,760)	—	(1,760)

Net cash used in investing activities	(3,783)	(1,404)	850	(4,337)	(5,859)	(1,925)	1,245	(6,539)

Cash flows from financing activities
Repayment of senior secured loan	(13,612)	—	—	(13,612)	—	—	—	—
Other	(53)	—	—	(53)	(130)	—	—	(130)

Continuing operations, net	(13,665)	—	—	(13,665)	(130)	—	—	(130)
Discontinued operations, net	—	850	(850)	—	—	1,212	(1,245)	(33)

Net cash provided by (used in) financing activities	(13,665)	850	(850)	(13,665)	(130)	1,212	(1,245)	(163)

Effect of exchange rate changes on cash and cash equivalents	51	(221)	—	(170)	—	258	—	258

Net increase (decrease) in cash and cash equivalents	(6,437)	(748)	—	(7,185)	2,403	(1,772)	—	631
Total cash and cash equivalents, beginning of period	41,099	4,485	—	45,584	15,519	5,615	—	21,134

Total cash and cash equivalents, end of period	34,662	3,737	—	38,399	17,922	3,843	—	21,765
Less: Cash and cash equivalents, discontinued operations	—	866	—	866	—	1,601		1,601

Cash and cash equivalents, continuing operations	$34,662	$2,871	$—	$37,533	$17,922	$2,242	$—	$20,164

(1)	Certain amounts previously reported for cash flows for the Issuer and for the Non-Guarantor subsidiaries for the six months ended June 27, 2009, have been reclassified.
15. Subsequent Events
Senior Secured Credit Facility
On July 28, 2010, Vangent and the banks that are party to the senior secured credit facility entered into an amendment that allows for the sale of Vangent’s Latin American operations, expands the amounts allowed for acquisitions to $75.0 million per acquisition and to $175 million in the aggregate, and reduces the mandatory prepayment requirement from net cash proceeds of equity offerings to 25% from 50% as long as the consolidated leverage ratio, as defined, is below 4.00 to 1. Vangent agreed to pay lender fees and expenses of $1.8 million in connection with the amendment.
Acquisition
On August 5, 2010, Vangent executed an agreement of merger to acquire all the issued and outstanding stock of Buccaneer Computer Systems & Service, Inc. for a purchase price of $65.0 million, subject to a working capital adjustment. Buccaneer is an information technology firm providing solutions to both government and corporate clients. Vangent intends to fund the acquisition with a combination of cash on hand and the remainder with borrowings under its senior secured revolving credit facility. The acquisition is expected to close during the third quarter of 2010, subject to customary closing conditions, as defined in the merger agreement. The purchase of Buccaneer will be accounted for under the acquisition method of accounting under which the assets and liabilities acquired, including intangible assets for customer relationships, will be recorded at their fair values, and operating results of Buccaneer will be included in Vangent’s financial statements from the date of acquisition. The excess of the acquisition cost over the fair value of net assets acquired will be allocated to goodwill.

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
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign governments and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of July 3, 2010, our total contract backlog was $1.7 billion, compared with $2.1 billion at December 31, 2009.
The Department of Commerce (“DoC”) represented 34%, the Department of Health and Human Services (“HHS”) represented 30%, and the Department of Education (“DoED”) represented 13% of total revenue for the six months ended July 3, 2010. We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 29-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and eight years with the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States The Government Group represented 92% of total revenue for the six months ended July 3, 2010.
The International Group serves government customers, primarily in the United Kingdom and Canada, and provides consulting, systems integration, business process outsourcing, and the management of data, identity, revenue and human capital. As of July 3, 2010, the Company’s business operations in Latin America were held for sale and are classified as discontinued operations in the condensed consolidated financial statements. These operations were formerly part of the International Group. The International Group represented 5% of total revenue for the six months ended July 3, 2010.
The Human Capital Group designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring. The Human Capital Group represented 3% of total revenue for the six months ended July 3, 2010.
Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America. The condensed consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Argentina, S.A.; Vangent Venezuela, C.A.; Vangent Puerto Rico, Inc.; and Proyectos Prohumane México, S. A. de C. V.

Nature of Our Contracts
Contracts funded by U.S. government agencies represented 89% of total revenue for the six months ended July 3, 2010, compared with 83% for the corresponding period in 2009. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2009, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Cost-plus	72%	51%	69%	51%
Fixed-price	24%	44%	27%	44%
Time and materials	4%	5%	4%	5%

	100%	100%	100%	100%

The increases in cost-plus contracts for the three and six months ended July 3, 2010, is due to work performed on the 2010 U.S. Census contract.
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

	July 3, 2010		December 31, 2009
	Total	Funded	Total	Funded
Government Group	$1,410.8	$136.7	$1,782.6	$313.4
International Group	264.9	181.4	291.2	196.8
Human Capital Group	10.3	10.3	7.1	7.1
Discontinued operations	58.3	58.3	44.9	44.9

	$1,744.3	$386.7	$2,125.8	$562.2

The decline in total contract backlog of $381.5 million, or 18%, from December 31, 2009, reflects revenue earned on major contracts awarded in prior years, including contracts with the Centers for Medicare and Medicaid Services and the U.S. 2010 Census contract, and a slowdown in the level of U.S. government contract opportunities and awards.
Critical Accounting Policies
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and judgments to determine certain of the assets, liabilities, revenue and expenses. These estimates and judgments are based upon what we believe is the best information available at the time. Estimates and judgments could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The critical accounting estimates and judgments used in the preparation of the condensed consolidated financial statements are described in our annual report on Form 10-K for the year ended December 31, 2009: revenue recognition and cost estimation on long-term contracts; definite-life intangible assets; goodwill and an indefinite-life intangible asset; equity-based compensation; and income taxes.

A significant change in critical accounting estimates and judgments resulted in a charge of $17.9 million for the six months ended July 3, 2010, representing an addition to the expected loss on disposal of discontinued operations based on fair value estimates. The fair value estimates were revised based on letters of intent from market participants that are potential buyers of the discontinued operations in Latin America.
Goodwill and Indefinite-Life Intangible Asset
Vangent performs annual impairment assessments of goodwill for each reporting unit, or segment, and of the indefinite-life intangible asset (not subject to amortization) of the Human Capital Group in the fourth quarter of each year based on estimated fair values or more frequently if indicators of impairment exist. Fair values are determined using the income approach based on a discounted cash flow methodology. The Human Capital Group experienced an operating loss of $1.3 million and a negative operating margin of 11% for the six months ended July 3, 2010, and an operating loss of $5.1 million and a negative operating margin of 15%, including impairment charges that reduced the carrying amount of goodwill to fair value, for the year ended December 31, 2009. The remaining balance of goodwill for the Human Capital Group was $8.5 million and indefinite-life intangible asset was $10.3 million at July, 3, 2010. Continuing adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges for the Human Capital Group in a future period.
Tax Valuation Allowance
A tax valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment requires judgment with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company has concluded as of July 3, 2010, based upon all available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. The tax valuation allowance amounted to $42.5 million at July 3, 2010. The Company has recently experienced positive trends in its continuing operating performance, and the positive trends may continue in future periods. In the event the Company determines in a future period that realization of deferred tax benefits, primarily net operating loss carryforwards, is more likely than not, all or a portion of the tax valuation allowance would be reversed. A reversal or reduction to the tax valuation allowance would be recorded as a reduction to the provision for income taxes.
Recent Accounting Pronouncements
Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 3,	June 27,	Increase	July 3,	June 27,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Statements of Operations Data
Revenue	$214,846	$135,115	$79,731	$409,043	$267,988	$141,055
Cost of revenue	182,459	115,918	66,541	340,685	223,284	117,401

Gross profit	32,387	19,197	13,190	68,358	44,704	23,654
General and administrative expenses	11,494	9,547	1,947	23,684	19,237	4,447
Selling and marketing expenses	5,447	4,386	1,061	11,122	8,529	2,593

Operating income	15,446	5,264	10,182	33,552	16,938	16,614
Interest expense, net	7,362	8,533	(1,171)	15,598	16,884	(1,286)

Income (loss) from continuing operations before income taxes	8,084	(3,269)	11,353	17,954	54	17,900
Provision for income taxes	1,851	1,694	157	3,685	3,438	247

Income (loss) from continuing operations	6,233	(4,963)	11,196	14,269	(3,384)	17,653
Loss from discontinued operations, net of tax	(14,348)	(1,149)	(13,199)	(16,785)	(1,764)	(15,021)

Net loss	$(8,115)	$(6,112)	$(2,003)	$(2,516)	$(5,148)	$2,632

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	84.9	85.8		83.3	83.3

Gross profit margin	15.1	14.2		16.7	16.7
General and administrative expenses	5.3	7.1		5.8	7.2
Selling and marketing expenses	2.5	3.2		2.7	3.2

Operating income margin	7.2	3.9		8.2	6.3
Interest expense, net	3.5	6.3		3.8	6.3

Income (loss) from continuing operations before income taxes	3.8	(2.4)		4.4	—
Provision for income taxes	0.8	1.3		0.9	1.3

Income (loss) from continuing operations	2.9	(3.7)		3.5	(1.3)
Loss from discontinued operations, net of tax	(6.7)	(0.8)		(4.1)	(0.6)

Net loss	(3.8)%	(4.5)%		(0.6)%	(1.9)%

Three and Six Months Ended July 3, 2010 and June 27, 2009
Overview
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. There are 184 days in the six-month period ended July 3, 2010, compared with 178 days in the corresponding period in 2009. Results of operations cover a period that is 6 days, or 3%, longer than the corresponding period in 2009. Foreign subsidiaries are consolidated based on the calendar quarter.
Revenue
A summary of revenue by business segment follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Increase (Decrease)		July 3,	June 27,	Increase (Decrease)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Revenue by business segment
Government Group	$198,677	$115,581	$83,096	72%	$375,914	$233,347	$142,567	61%
International Group	11,148	10,539	609	6%	22,973	20,258	2,715	13%
Human Capital Group	5,834	10,364	(4,530)	(44)%	11,969	16,857	(4,888)	(29)%
Elimination	(813)	(1,369)	556	(41)%	(1,813)	(2,474)	661	(27)%

	$214,846	$135,115	$79,731	59%	$409,043	$267,988	$141,055	53%

Business segment revenue as a percent of total revenue
Government Group	92.5%	85.5%			91.9%	87.1%
International Group	5.2	7.8			5.6	7.6
Human Capital Group	2.7	7.7			2.9	6.3
Elimination	(0.4)	(1.0)			(0.4)	(1.0)

	100.0%	100.0%			100.0%	100.0%

The Department of Commerce (“DoC”) represented 34%, the Department of Health and Human Services (“HHS”) represented 30%, and the Department of Education (“DoED”) represented 13% of total revenue for the six months ended July 3, 2010.
The increases in Government Group revenue for the three and six months ended July 3, 2010, compared with the corresponding periods in 2009 reflect the following:
•	Revenue from DoC contracts increased $85.9 million for the three months and $134.7 million for the six months from the processing of census forms and data capture under the 2010 U.S. Census contract that is scheduled to be substantially completed in the third quarter of 2010.
•	Revenue from HHS contracts, primarily Centers for Medicare and Medicaid Services (“CMS”), declined $2.2 million for the three months but increased $3.4 million for the six months.
•	Revenue from Department of Defense (“DoD”) contracts declined $2.3 million for the three months but increased $1.1 million for the six months.
•	Revenue from DoED increased $1.6 million for the three months and $4.8 million for the six months primarily from contracts with the Office of Federal Student Aid.
•	Revenue from a contract with the Department of State (“DoS”) for the National Passport Information Center increased $1.5 million for the six months.
In addition, the six month period is 3% longer than the corresponding period in 2009. The increases were partially offset by reductions of $1.8 million for the three months and $3.4 million for the six months from the Employee Retirement Income Security Act (“ERISA”) contracts with the Department of Labor (“DoL”).

The increases in International Group revenue for the three and six months ended July 3, 2010, reflect higher revenue from contracts in the United Kingdom partly offset by lower revenue from contracts in Canada. Changes in foreign currency exchange rates increased revenue for the six months by $1.5 million, compared with the average exchange rates prevailing during the corresponding period in 2009.
The reductions in Human Capital Group revenue for the three and six months ended July 3, 2010, reflect the completion of a foreign military contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure.
Cost of Revenue
The increases in cost of revenue for the three and six months ended July 3, 2010, reflect costs incurred for contract work performed under the U.S. 2010 Census contract with DoC. The average number of employees increased 49% primarily from increased temporary staffing in connection with the U.S. Census contract. The six-month period is 3% longer than the corresponding period in 2009, and changes in foreign exchange rates increased costs of the International Group by $1.3 million.
The increase in the gross profit margin, or the ratio of gross profit to revenue, to 15.1% for the three months ended July 3, 2010, compared with 14.2 % for the corresponding period in 2009, reflects changes in the mix of contracts. The gross profit margin remained at 16.7% for the six months ended July 3, 2010, the same as for the corresponding period in 2009.
General and Administrative Expenses
The increases in general and administrative expenses for the three and six months ended July 3, 2010, reflects higher accrued expenses for annual incentive compensation awards and an increase in consulting fees. Incentive compensation expense is accrued based upon the level of operating results compared to established targets; there was no incentive compensation expense accrued for the corresponding periods in 2009. The six-month period is 3% longer than the corresponding period in 2009.
As a percentage of revenue, general and administrative expenses declined to 5.8% for the six months ended July 3, 2010, compared with 7.2% for the corresponding period in 2009, reflecting the revenue earned on the U.S. Census contract for which there was minimal incremental general and administrative expenses.
Selling and Marketing Expenses
The increase in selling and marketing expenses for the three and six months ended July 3, 2010, reflects an increase of 29% in the number of new business development employees in the Government Group in the six month period.

Operating Income
A summary of operating income by business segment follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 3,	June 27,	Increase (Decrease)		July 3,	June 27,	Increase (Decrease)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Operating income (loss) by business segment
Government Group	$15,966	$6,057	$9,909	164%	$34,835	$18,351	$16,484	90%
International Group	8	(111)	119	—%	70	(110)	180	—%
Human Capital Group	(522)	(669)	147	22%	(1,342)	(1,285)	(57)	(4)%
Corporate	(6)	(13)	7	—%	(11)	(18)	7	—%

	$15,446	$5,264	$10,182	193%	$33,552	$16,938	$16,614	98%

Operating margin by business segment
Government Group	8.0%	5.2%			9.3%	7.9%
International Group	0.1%	(1.1)%			0.3%	(0.5)%
Human Capital Group	(9.0)%	(6.5)%			(11.2)%	(7.6)%
The increases in Government Group operating income for the three and six months ended July 3, 2010, primarily reflect work on the 2010 U.S. Census contract with DoC that is scheduled to be substantially completed in the third quarter of 2010. Award fees earned under cost-plus contracts, including the 2010 U.S. Census contract, increased $8.3 million for the three months and $14.3 million for the six months, compared with the corresponding periods in 2009. In addition, the six month period is 3% longer than the corresponding period in 2009. The increase in operating income for the six months was partly offset by (i) a reduction of $2.4 million in operating income resulting from upfront development costs on fixed-price ERISA contracts with DoL, and (ii) higher accrued expenses of $2.7 million for incentive compensation compared with the corresponding period in 2009 when no incentive compensation was earned or accrued.
International Group operating results continue to reflect breakeven operating margins as higher income in the United Kingdom was partly offset with lower income from Canada.
The continuing operating loss for the Human Capital Group for the three and six months ended July 3, 2010, reflects the adverse impact of lower revenue from completion of the Royal Saudi Air Force contract in the 2010 periods and reductions in training needs and customer hiring patterns from continued high unemployment levels.
Interest Expense, Net
The reductions in interest expense, net, reflect reductions of $0.9 million for the three months and $1.4 million for the six months ended July 3, 2010, from lower average interest rates and a reduction in February 2010 in the notional amount and the average interest rate on the hedged portion of the term loan. The reduction for the six months was partly offset by the period that is 3% longer than the corresponding period in 2009 resulting in $0.5 million of additional interest expense.
Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Three Months Ended			Six Months Ended
	July 3,	June 27,	Increase	July 3,	June 27,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Provision for income taxes excluding tax valuation allowance	$2,961	$6	$2,955	$5,865	$1,022	$4,843
Tax valuation allowance	(1,110)	1,688	(2,798)	(2,180)	2,416	(4,596)

Total provision for income taxes	$1,851	$1,694	$157	$3,685	$3,438	$247

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the six months ended July 3, 2010, was reduced by $2.2 million for a change in the tax valuation allowance for deferred tax assets resulting from the utilization of a portion of the net operating loss carryforward against taxable income earned for the six months ended July 3, 2010. The Company has concluded as of July 3, 2010, based upon all available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. The tax valuation allowance amounted to $42.5 million at July 3, 2010. In the event the Company determines in a future period that realization of deferred tax benefits, primarily net operating loss carryforwards, is more likely than not, all or a portion of the tax valuation allowance would be reversed. A reversal or reduction to the tax valuation allowance would be recorded as a reduction to the provision for income taxes.
Discontinued Operations
A summary of revenue, cost and expenses for discontinued operations that are segregated and reported separately in the condensed consolidated financial statements follows (in thousands):

	Three Months Ended			Six Months Ended
	July 3,	June 27,	Increase	July 3,	June 27,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$7,075	$5,895	$1,180	$14,210	$10,494	$3,716
Costs and expenses	7,346	7,529	(183)	14,846	12,842	2,004
Expected loss on disposal	15,277	—	15,277	17,895	—	17,895
Other (income) expense, net	7	(38)	45	(746)	(18)	(728)

Loss from discontinued operations before income taxes	(15,555)	(1,596)	(13,959)	(17,785)	(2,330)	(15,455)
Provision (benefit) for income taxes	(1,207)	(447)	(760)	(1,000)	(566)	(434)

Loss from discontinued operations net of tax	$(14,348)	$(1,149)	$(13,199)	$(16,785)	$(1,764)	$(15,021)

Revenue and costs and expenses for discontinued operations are denominated in multiple foreign currencies, primarily the Mexican Peso, and are significantly affected by foreign currency exchange rate changes.
The increases in revenue from discontinued operations for the three and six months ended July 3, 2010, resulted primarily from a contract with Mexico’s social security agency that was in the start up phase and experienced operational delays in the corresponding periods in 2009. Although revenue from Mexico increased, revenue continues to be adversely affected by continuing low member enrollments under the contract with Mexico’s social security agency. The increases were partially offset by the completion of a contract in Mexico in March 2010. Changes in foreign currency exchange rates, primarily the Mexican Peso, reduced revenue by $0.6 million, or 4%, for the six months, compared with the average exchange rates prevailing during the corresponding period in 2009.
The increase in costs and expenses from discontinued operations for the six months ended July 3, 2010, resulted from the contract with Mexico’s social security agency that was in the start up phase with operational delays in the corresponding period in 2009. Cost and expenses exceeded revenue resulting in a negative operating margin for each of the three and six month periods. Efforts continue to stabilize the operational aspects of the social security contract in Mexico and to achieve breakeven operating results.
Based on estimates of fair value of the discontinued operations, a charge for expected loss on disposal of $5.0 was recorded for the year ended December 31, 2009. The charge was calculated based on estimates of fair value, less cost to sell, compared with net assets of discontinued operations. The fair value estimates were revised in the second quarter of 2010 based on letters of intent from market participants that are potential buyers of the operations in Latin America. As a result, an additional charge of $17.9 million for the expected loss on disposal was recorded for the six months ended July 3, 2010. Charges for the expected loss on disposal include $4.7 million for cumulative translation losses recorded as part of other comprehensive loss for discontinued operations. The final adjustment to expected loss on disposal will be recorded based on the terms and completion of a disposal transaction.

Other income from discontinued operations for the six months ended July 3, 2010, includes equity in net income of $0.8 million from a joint venture in Argentina that began operating in the second quarter of 2009.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $37.5 million at July 3, 2010. Subject to certain limitations, including compliance with the maximum allowable limits under the leverage ratio covenant under the senior secured credit facility, availability of the line of credit under the revolving credit facility was $49.8 million at July 3, 2010. Based on our current planned level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled interest payments, scheduled lease payments and noncancelable purchase commitments, and planned capital expenditures.
On August 5, 2010, Vangent executed an agreement of merger to acquire all the issued and outstanding stock of Buccaneer Computer Systems & Service, Inc. for a purchase price of $65.0 million. Vangent intends to fund the acquisition with a combination of cash on hand and the remainder with borrowings under its senior secured revolving credit facility.
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
Long-term debt of $406.8 million at July 3, 2010, is scheduled to mature as follows: (i) the term loan of $216.8 million under the senior secured credit facility is scheduled to mature in February 2013, and (ii) senior subordinated fixed rate notes of $190.0 million are scheduled to mature in February 2015. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported in our annual report on Form 10-K for the year ended December 31, 2009. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity.
Debt Covenants
The more restrictive debt covenants relate to (i) compliance with a maximum allowable consolidated leverage ratio, and (ii) loans and advances to non-guarantor subsidiaries. At July 3, 2010, the cumulative amount of net loans to and investments in Vangent Mexico, S.A. de C.V., a non-guarantor subsidiary, by Vangent, Inc. amounted to $9.1 million, compared with the maximum allowable amount of $10.0 million for loans to or investments in non-guarantor subsidiaries under the senior secured credit facility. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At July 3, 2010, the consolidated leverage ratio was 4.34 to 1, compared with the maximum allowable ratio of 5.75 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010.

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At July 3, 2010, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $150.0 million scheduled to mature in February 2011.
The fair value of the net interest rate swap liability was $2.5 million at July 3, 2010, all of which represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The fair value is based on quoted prices for swaps in active markets adjusted for non-performance risks. The Company does not hold or issue derivative financial instruments for speculative purposes.
Working Capital
A summary of working capital follows (in thousands):

			Effect on
	July 3,	December 31,	Working
	2010	2009	Capital
Cash and cash equivalents	$37,533	$44,638	$(7,105)
Trade receivables, net	140,212	109,846	30,366
Prepaid expenses and other	11,850	10,353	1,497
Current portion of long-term debt	—	(13,534)	13,534
Accounts payable and accrued liabilities	(75,422)	(64,849)	(10,573)
Accrued interest payable	(7,950)	(8,186)	236
Other liabilities	(8,700)	(9,604)	904
Discontinued operations, net	1,087	7,515	(6,428)

Net working capital	$98,610	$76,179	$22,431

Cash Flows
A summary of net cash flows follows (in thousands):

	Six Months Ended
	July 3,	June 27,	Increase
	2010	2009	(Decrease)
Net cash provided by (used in)
Operating activities:
Continuing operations	$13,857	$9,649	$4,208
Discontinued operations	(2,870)	(2,574)	(296)
Investing activities:
Continuing operations	(3,526)	(4,779)	1,253
Discontinued operations	(811)	(1,760)	949
Financing activities:
Continuing operations	(13,665)	(163)	(13,502)
Net Cash Provided by (Used in) Operating Activities
In assessing cash flows from operating activities for continuing operations, we consider several principal factors: (i) income or loss from continuing operations, (ii) adjustments for non-cash charges, primarily amortization of intangible assets, depreciation and amortization of property and equipment, and deferred income taxes, and (iii) the extent to which trade receivables, accounts payable and other liabilities, or other working capital components increase or decrease.

Net cash provided by in operating activities for continuing operations was $13.9 million for the six months ended July 3, 2010, compared with $9.6 million for the corresponding period in 2009. Income/loss from continuing operations adjusted for non-cash charges generated operating cash flow of $35.7 million for the six months ended July 3, 2010, compared with $17.4 million for the corresponding period in 2009.
The increase in net cash flow from operating activities for the six months ended July 3, 2010, was partially offset by an increase in trade receivables of $30.5 million, or 28%, compared with December 31, 2009. The increase resulted from higher revenue, primarily the U.S. Census contract, and the timing of collections from customers. Trade receivables at July 3, 2010, reflect DSO (days sales outstanding) of 59 days, compared with 57 days at December 31, 2009. For the corresponding period in 2009, a reduction in trade receivables of $6.4 million contributed to net cash flow from operating activities.
An increase in accounts payable and other liabilities of $13.0 million contributed to cash flow from operating activities for the six months ended July 3, 2010. A reduction of $9.5 million in accounts payable and other liabilities reduced cash flow from operating activities for the corresponding period in 2009; the reduction reflects payments of $6.3 million for incentive compensation that had been earned and accrued in 2008. There were no payments for incentive compensation in 2010 as there were no liabilities for incentive compensation earned or accrued for 2009. The timing of payments to vendors affects the level of accounts payable and the effect on operating cash flow, including the level of activities with small-business vendors and subcontractors that require more frequent cash payments.
Discontinued operations used net cash flow of $2.9 million for operating activities for the six months ended July 3, 2010. The net loss from discontinued operations of $16.8 million for the six months reflects a noncash charge of $17.9 million for expected loss on disposal based on letters of intent from market participants. For the corresponding period in 2009, discontinued operations used net cash flow of $2.6 million for operating activities.
Net Cash Used in Investing Activities
Net cash used in investing activities reflects capital expenditures of $3.5 million for continuing operations for the six months ended July 3, 2010, and $4.8 million for the corresponding period in 2009 for contractual and general infrastructure requirements. Capital expenditures for discontinued operations were $0.8 million for the six months ended July 3, 2010, and $1.8 million for the corresponding period in 2009 primarily for a contract in Mexico. Total capital expenditures of $14.0 million are expected for 2010.
Net Cash Used in Financing Activities
Net cash used in financing activities of $13.7 million for continuing operations for the six months ended July 3, 2010, reflects a mandatory term loan payment under the senior secured credit facility resulting from excess cash flow for 2009. Based on the excess cash flow for 2008, there was no excess cash flow payment required in 2009.
Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, contracts, and contingent commitments at July 3, 2010, follow (in millions):

		Payments Due by Year
		2010 (remaining	2011 and	2013 and
	Total	six months)	2012	2014	2015	Thereafter
Long-term debt:
Term loan under senior secured credit facility due February 2013 (1)	$216.8	$—	$1.7	$215.1	$—	$—
Senior subordinated notes due 2015	190.0	—	—	—	190.0	—
Interest relating to long-term debt (2)	109.9	14.1	48.8	37.8	9.2	—
Operating leases	73.6	11.0	31.8	13.7	3.4	13.7
Purchase and other contractual commitments (3)	18.9	8.9	10.0	—	—	—

	$609.2	$34.0	$92.3	$266.6	$202.6	$13.7

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future mandatory prepayments in March 2011 or March 2012 that could result from excess cash flow from the prior calendar year.

(2)	Future interest payments consist of interest on the variable-rate term loan under the senior secured credit facility based on the prevailing rate of 2.50% at July 3, 2010, the estimated future payments based on fair value of the related interest rate swaps, and interest based on the fixed rate of 9 5/8 % for the senior subordinated notes.

(3)	Purchase and other contractual commitments represent the minimum noncancelable obligations under service and other agreements, primarily information technology and telecommunications services.
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
Off-Balance Sheet Arrangements
As of July 3, 2010, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $73.6 million.
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
Changes in Internal Control over Financial Reporting
During the three months ended July 3, 2010, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement
On August 5, 2010, Vangent, Inc. (“Vangent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among VBCSS Acquisition Corp., a wholly owned subsidiary of Vangent (“Merger Sub”), Buccaneer Computer Systems & Service, Inc., a Virginia corporation (“Buccaneer”), the majority shareholder of Buccaneer and the agent of Buccaneer’s shareholders. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Buccaneer, and as a result Buccaneer will continue as the surviving corporation and be a wholly owned subsidiary of Vangent (the “Merger”).
As of the closing date of the Merger, Vangent will acquire all outstanding shares of Buccaneer stock in exchange for aggregate consideration of approximately $65.0 million (the “Merger Consideration”). The Merger Consideration is subject to adjustment based on the working capital position of Buccaneer on the closing date of the Merger. Pursuant to the Merger Agreement: (i) $3.0 million of the Merger Consideration will be placed in escrow and will be used to satisfy certain tax obligations of Buccaneer, and (ii) $5.0 million of the Merger Consideration will be withheld from the Merger Consideration due to the majority shareholder for a period of fifteen months to satisfy certain potential indemnification obligations of the majority shareholder of Buccaneer. Vangent intends to fund the acquisition with a combination of cash on hand and borrowings under its senior secured revolving credit facility.
The Merger Agreement contains customary representations and warranties and pre-closing covenants. The completion of the Merger is subject to a number of customary closing conditions including, among others, the absence of certain governmental restraints, approval by Buccaneer’s shareholders and the absence of a material adverse effect on Buccaneer. The Merger Agreement also includes termination provisions for each of Buccaneer and Vangent and provides that, in certain specified circumstances, Vangent must pay Buccaneer a termination fee of $1.6 million. The Merger is expected to close during the third quarter of 2010.

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

Vangent, Inc.
August 5, 2010	/s/ James C. Reagan
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