Form 10-Q
period 2010-10-02
Vangent, Inc.
filed 2010-11-16
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended October 2, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at October 2, 2010.

VANGENT, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of October 2, 2010 and December 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2010 and September 26, 2009 (Unaudited)	4

Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Loss for the nine months ended October 2, 2010 and September 26, 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4T. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 5. Other Information	38

Item 6. Exhibits	39

Signature	39

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share amounts)

	October 2,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,568	$44,638
Trade receivables, net	124,858	109,846
Prepaid expenses and other assets	11,896	7,424
Deferred contract costs	1,773	2,929
Assets of discontinued operations	7,794	15,036

Total current assets	168,889	179,873

Property and equipment, net	29,126	25,124
Intangible assets, net	161,551	151,860
Goodwill	299,056	268,212
Deferred debt financing costs and other	9,316	8,433
Assets of discontinued operations	—	6,727

Total assets	$667,938	$640,229

Liabilities and Stockholder’s Equity
Current liabilities:
Short-term borrowing and current portion of long-term debt	$16,000	$13,534
Accounts payable and accrued liabilities	79,348	64,849
Accrued interest payable	3,327	8,186
Deferred tax liability	4,180	5,628
Deferred revenue	9,157	3,976
Liabilities of discontinued operations	5,224	7,521

Total current liabilities	117,236	103,694

Long-term debt, net of current portion	406,754	406,832
Other long-term liabilities	7,185	7,194
Deferred tax liability	18,297	12,144
Liabilities of discontinued operations	1,343	502

Total liabilities	550,815	530,366

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	208,127	207,376
Accumulated other comprehensive loss	(10,622)	(14,949)
Accumulated deficit	(81,118)	(82,564)

Total Vangent stockholder’s equity	116,387	109,863
Noncontrolling interest	736	—

Total stockholder’s equity	117,123	109,863

Total liabilities and stockholder’s equity	$667,938	$640,229

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

Revenue	$176,406	$143,454	$585,449	$411,442
Cost of revenue	146,678	121,132	487,363	344,415

Gross profit	29,728	22,322	98,086	67,027
General and administrative expenses	11,208	10,275	34,892	29,513
Selling and marketing expenses	4,762	4,790	15,884	13,319

Operating income	13,758	7,257	47,310	24,195
Interest expense, net	7,703	8,502	23,301	25,386

Income (loss) from continuing operations before income taxes	6,055	(1,245)	24,009	(1,191)
Provision for income taxes	1,913	1,629	5,598	5,067

Income (loss) from continuing operations	4,142	(2,874)	18,411	(6,258)
Loss from discontinued operations, net of tax	(171)	(2,393)	(16,956)	(4,157)

Net income (loss)	3,971	(5,267)	1,455	(10,415)
Less: Net income attributed to noncontrolling interest	9	—	9	—

Net income (loss) attributable to Vangent	$3,962	$(5,267)	$1,446	$(10,415)

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Loss (Unaudited)
(in thousands, except share amounts)

			Accum-
			ulated		Total
			Other		Vangent		Total
		Additional	Compre-	Accum-	Stock-	Non-	Stock-
	Common	Paid-in	hensive	ulated	holder’s	controlling	holder’s
	Stock	Capital	Loss	Deficit	Equity	Interest	Equity

Balance, December 31, 2008	$—	$206,328	$(13,135)	$(48,556)	$144,637	$—	$144,637
Effect of hedging activities, net of tax	—	—	2,162	—	2,162	—	2,162
Foreign currency translation adjustment	—	—	1,050	—	1,050	—	1,050
Net loss	—	—	—	(10,415)	(10,415)	—	(10,415)

Total comprehensive loss					(7,203)		(7,203)
Equity-based compensation	—	776	—	—	776	—	776

Balance, September 26, 2009	$—	$207,104	$(9,923)	$(58,971)	$138,210	$—	$138,210

Balance, December 31, 2009	$—	$207,376	$(14,949)	$(82,564)	109,863	$—	$109,863
Effect of hedging activities, net of tax	—	—	3,270	—	3,270	—	3,270
Foreign currency translation adjustment	—	—	1,057	—	1,057	—	1,057
Net income	—	—	—	1,446	1,446	9	1,455

Total comprehensive income					—		5,782
Buccanneer acquisition	—	—	—	—	—	727	727
Equity-based compensation	—	751	—	—	751	—	751

Balance, October 2, 2010	$—	$208,127	$(10,622)	$(81,118)	$116,387	$736	$117,123

See notes to condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	October 2,	September 26,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,455	$(10,415)
Less: Loss from discontinued operations, net of tax	(16,956)	(4,157)

Income (loss) from continuing operations	18,411	(6,258)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, excluding effect of acquisition:
Amortization of intangible assets	16,142	15,881
Depreciation and amortization	8,561	7,951
Amortization of deferred debt financing costs	1,778	1,628
Equity-based compensation expense	751	776
Deferred income taxes	4,004	4,504
Changes in operating assets and liabilities:
Trade receivables	3,883	9,480
Prepaid expenses and other assets	(1,250)	(693)
Accounts payable and other liabilities	(3,358)	(5,898)

Continuing operations, net	48,922	27,371
Discontinued operations, net	(1,180)	(4,335)

Net cash provided by operating activities	47,742	23,036

Cash flows from investing activities
Acquisition, net of cash acquired	(59,102)	—
Capital expenditures	(9,377)	(8,453)

Continuing operations, net	(68,479)	(8,453)
Discontinued operations, net	(2,729)	(3,740)

Net cash used in investing activities	(71,208)	(12,193)

Cash flows from financing activities
Borrowing under revolving credit facility	16,000	—
Repayment of senior secured term loan	(13,612)	—
Deferred debt financing costs and other	(2,011)	(264)

Net cash provided by (used in) financing activities, continuing operations	377	(264)

Effect of exchange rate changes on cash and cash equivalents	73	365

Net increase (decrease) in cash and cash equivalents	(23,016)	10,944
Total cash and cash equivalents, beginning of period	45,584	21,134

Total cash and cash equivalents, end of period	22,568	32,078
Less: Cash and cash equivalents, discontinued operations	—	2,451

Cash and cash equivalents, continuing operations	$22,568	$29,627

Supplemental noncash investing and financing activities
Leasehold improvements provided by lessor under operating leases	$840	$813
Notes receivable resulting from sale of subsidary in Argentina	590	—

Supplemental cash flow information
Interest paid, continuing operations	$26,883	$29,116
Income taxes paid:
Continuing operations	140	378
Discontinued operations	615	401
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
Nature of Operations
Vangent serves customers in the U.S. government, international governments, higher education, and the private sector. The Company’s primary customer focus is U.S. and international governmental agencies that utilize third-party providers to design, build and operate technologically advanced systems. The Department of Commerce represented 31%, Department of Health and Human Services represented 31%, and the Department of Education represented 14% of total revenue for the nine months ended October 2, 2010.
Variable Interest Entities
The Company has interests in three joint ventures that provide government contract services in the United States, United Kingdom and the United Arab Emirates. The Company holds a 70% interest in the domestic joint venture. The Company holds less than a majority ownership interest in the two foreign joint ventures; however, the Company is entitled to a majority of the income and losses and has determined that it is the primary beneficiary of each of the two foreign joint ventures. The ownership shares of the joint ventures owned by other parties are reported as noncontrolling interest in the consolidated financial statements. The consolidated balance sheet at October 2, 2010, includes total assets of $12,724 and total liabilities of $7,901 for the three consolidated joint ventures.
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, and five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. The nine-month period ended October 2, 2010, is 6 days, or 2%, longer that the corresponding period in 2009. Foreign subsidiaries are consolidated based on the calendar quarter.

2. Acquisition of Buccaneer Computer Systems & Service, Inc.
On September 15, 2010, Vangent completed the acquisition (“Buccaneer Acquisition”) of Buccaneer Computer Systems & Service, Inc. (“Buccaneer”). Buccaneer is a leading provider of IT services, infrastructure, secure data hosting and data analytics for the government healthcare market. The financial position of Buccaneer is included in the consolidated balance sheet as of October 2, 2010, and the results of operations of Buccaneer for the period September 15 to October 2, 2010, are included in the consolidated statements of operations and cash flows for the periods ended October 2, 2010.
Vangent acquired all outstanding shares of Buccaneer stock in exchange for aggregate consideration of $64,099 (the “Merger Consideration”). The Merger Consideration is subject to adjustment based on working capital and other adjustments. Pursuant to the terms of the Buccaneer Acquisition, $3,000 of the Merger Consideration was placed in escrow to be used to satisfy certain tax obligations of Buccaneer. The amount of the Merger Consideration paid at closing was $60,000, of which $44,000 was paid with available cash and $16,000 was funded with a variable-rate borrowing million drawn on the senior secured revolving credit facility.
A wholly-owned consolidated subsidiary of Buccaneer that owns and leases real property to Buccaneer was not included in the Buccaneer Acquisition. The capital stock of the subsidiary was spun off as a dividend prior to closing.
The Buccaneer Acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs and expenses amounted to $650 and were charged to general and administrative expense.
The preliminary allocation of the purchase price is based on the best information available and is provisional pending, among other things, final agreement of the adjustment to the purchase price based upon the level of net working capital transferred at closing and the finalization of the valuation of assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary purchase price allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates.
A summary of the purchase consideration and a preliminary allocation of the purchase consideration based on estimates of fair value for the assets acquired and the liabilities assumed follows:

Purchase Consideration
Cash paid at closing	$60,000
Other adjustments, net	4,099

$64,099

Other purchase consideration adjustments, net, primarily represent an accrued acquisition liability of $4,129 relating to the Company’s election under Section 338(h) (10) of the Internal Revenue Code, and the expected settlement of the working capital adjustment.

Allocation of Purchase Consideration
Cash	$897
Accounts receivable	18,736
Property and equipment	2,262
Intangible assets	25,792
Goodwill	31,267
Other assets	2,427
Less: Liabilities assumed	(16,555)

Net assets acquired	64,826
Less: Noncontrolling interest	(727)

$64,099

Allocation of Intangible Assets Acquired
Customer relationships (eight year life)	$23,809
Non-compete agreements (three year life)	1,983

$25,792

The fair value of the intangible asset for customer relationships is based on customer contracts and relationships with existing customers and is expected to have an eight-year life. Amortization of the intangible asset for customer relationships is based on an accelerated method, and amortization of the intangible asset for non-compete agreements is based on straight line method. Amortization expense is included in cost of revenue.
Goodwill represents the excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed. As a result of the election under Section 338(h) (10) of the Internal Revenue Code, the amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible.
Buccaneer has a 70% ownership interest in Buccaneer Data Services, LLC, a joint venture that provides computer technical and other consulting services to an agency of the U.S. government. Buccaneer is entitled to a majority of the income and losses of the joint venture and has determined that it is the primary beneficiary. The joint venture is fully consolidated in the financial statements. Noncontrolling interest represents the remaining 30%.
Results of operations for Buccaneer for the period September 15 to October 2, 2010, included revenue of $4,082 and approximate breakeven net income resulting from amortization of acquired intangible assets on an accelerated method.
Unaudited Pro Forma Information
The following unaudited pro forma results of operations data are presented as if the Buccaneer Acquisition had occurred on January 1, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

Revenue	$204,492	$159,348	$668,962	$449,640
Income (loss) from continuing operations	$3,863	$(3,027)	$19,144	$(7,863)
The unaudited pro forma results of operations data are derived from the consolidated financial statements of Vangent and Buccaneer and reflect pro forma adjustments relating to the Buccaneer Acquisition. The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

3. Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America. The condensed consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include Vangent’s business operations in Mexico, Argentina, and Venezuela.
A summary of assets and liabilities, revenue, and cost and expenses of the discontinued operations that are segregated and reported separately in the condensed consolidated financial statements follows:

	October 2,	December 31,
	2010	2009
Balance Sheet Data
Cash	$—	$946
Trade receivables	10,865	9,323
Other assets	4,159	4,767
Allowance for expected loss on disposal	(7,230)	—

Total current assets	7,794	15,036
Property and equipment, net	—	4,744
Deferred income taxes and other	—	1,983

Total assets	7,794	21,763
Current liabilities	5,224	7,521
Long-term liabilities	1,343	502

Net assets of discontinued operations	$1,227	$13,740

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Statements of Operations Data
Revenue	$7,619	$5,939	$21,829	$16,433
Costs and expenses	7,050	7,435	21,896	18,327
Expected loss on disposal	579	—	18,474	—
Other (income) expense, net	(198)	879	(944)	2,811

Income (loss) from discontinued operations before income taxes	188	(2,375)	(17,597)	(4,705)
Provision (benefit) for income taxes	359	18	(641)	(548)

Loss from discontinued operations, net of tax	$(171)	$(2,393)	$(16,956)	$(4,157)

A charge for expected loss on disposal of discontinued operations of $5,000 was recorded for the year ended December 31, 2009. The charge was calculated based on estimates of fair value, less cost to sell, compared with net assets of discontinued operations. The fair value estimates were revised in 2010 resulting in an additional charge of $18,474 for the nine months ended October 2, 2010. The sale of operations in Argentina was completed in September 2010 and the sale of operations in Mexico was completed at the end of October 2010.

Discontinued Operations in Venezuela — Designation of Venezuelan Economy as Highly Inflationary
Revenue from Vangent Venezuela, C.A. was $713 for the three months and $1,720 for the nine months ended October 2, 2010. Venezuela has experienced significant inflation in the last several years, and effective January 2010 the economy has been determined to be highly inflationary under U. S. generally accepted accounting principles. An economy is considered highly inflationary when cumulative three-year inflation exceeds 100% which occurred in the fourth quarter of 2009. As a result of accounting guidance, Vangent Venezuela uses the U.S. dollar as the functional currency effective January 2010, and net monetary assets held in bolivar fuertes are translated into U.S. dollars at each balance sheet date with remeasurement adjustments and any foreign currency transaction gains or losses recognized in income or expense. In June 2010, the Venezuelan government instituted foreign exchange controls that replaced the parallel or market rate, and Vangent began to use the foreign currency exchange rate controlled and regulated by the Central Bank of Venezuela under a system referred to as Sistema de Transacciones con Titulos en Moneda Extranjera, or SITME, in place of the parallel rate to consolidate Vangent Venezuela. Other income and expense, net, for discontinued operations includes net foreign currency gains from Vangent Venezuela of $52 for the nine months ended October 2, 2010.
Discontinued Operations in Argentina — Variable Interest Entity
The sale of operations in Argentina was completed in September 2010. Vangent Argentina, S.A. held less than a majority ownership interest in a joint venture and was entitled to 50% of the income and losses. Vangent Argentina determined that it did not have the power to direct matters that most significantly impact the activities of the joint venture and that it was not the primary beneficiary. The joint venture was accounted for under the equity method of accounting as part of discontinued operations. Equity in net income of the joint venture of $278 for the three months and $1,054 for the nine months ended October 2, 2010, is included in loss from discontinued operations.
4. Recent Accounting Pronouncements
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
5. Trade Receivables

	October 2,	December 31,
	2010	2009
Billed trade receivables	$88,637	$74,929
Billable trade receivables	23,241	26,798
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	12,233	7,432
Other	926	840

	125,037	109,999
Allowance for doubtful accounts	(179)	(153)

Trade receivables, net	$124,858	$109,846

Trade accounts receivable from major customers
Department of Health and Human Services	37%	34%
Department of Education	18%	16%
Department of Defense	10%	12%
6. Intangible Assets and Goodwill
Intangible Assets

	Weighted
	Average Life	October 2,	December 31,
	(in years)	2010	2009
Indefinite-life intangible assets
Intellectual property	Indefinite	$10,328	$10,328

Definite-life intangible assets
Customer relationships	10	224,860	201,101
Other	3	2,641	658

		227,501	201,759
Accumulated amortization		(76,278)	(60,227)

Definite-life intangible assets, net		151,223	141,532

Intangible assets, net		$161,551	$151,860

The increases in definite-life intangible assets resulted from the Buccaneer Acquisition completed in September 2010.

Amortization of the unamortized balance of definite-life intangible assets for each of the next five years and thereafter is scheduled as follows:

Years Ending December 31
2010 (remaining three months)	$6,737
2011	26,488
2012	25,664
2013	24,810
2014	15,038
Thereafter	52,486

$151,223

Goodwill

	October 2,	December 31,
	2010	2009

Goodwill	$299,056	$268,212

The increase in goodwill resulted from the Buccaneer Acquisition completed in September 2010.
7. Short-Term Borrowing and Long-Term Debt

	October 2,	December 31,
	2010	2009
Short-term borrowing
Revolving credit borrowing under senior secured credit facility with interest at variable rates (2.53% at October 2, 2010)	$16,000	$—

Long-term debt
Term loan under senior secured credit facility with interest at variable rates (2.32% at October 2, 2010)	$216,754	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	406,754	420,366
Less: current portion of long-term debt	—	(13,534)

Long-term debt, net of current portion	$406,754	$406,832

Scheduled maturities of long-term debt
2011	$—
2012	1,711
2013	215,043
2014	—
2015	190,000

	$406,754

Senior Secured Credit Facility
At October 2, 2010, the senior secured credit facility consisted of a term loan of $216,754 due February 14, 2013, and a short-term borrowing of $16,000 under the revolving credit facility in connection with the Buccaneer Acquisition. The revolving credit facility expires February 14, 2012. Subject to certain limitations, the remaining borrowing amount available under the revolving credit facility was $33,505. There were no borrowings outstanding under the revolving credit facility at December 31, 2009. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.

In July 2010, Vangent and the banks that are party to the senior secured credit facility entered into an amendment that allows for the sale of Vangent’s Latin American operations, expands the amounts allowed for acquisitions to $75,000 per acquisition and to $175,000 in the aggregate, and reduces the mandatory prepayment requirement from net cash proceeds of equity offerings to 25% from 50% as long as the consolidated leverage ratio, as defined, is below 4.00 to 1. Lender fees and expenses paid in connection with the amendment amounted to $1,937 all of which were capitalized as part of deferred debt financing costs that are amortized to interest expense over the remaining life of the loan.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. The applicable margin ranged from 2.0 to 2.25% at October 2, 2010. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 25% of the net cash proceeds of equity offerings as long as the consolidated leverage ratio, as defined, is below 4.00 to 1. and 25% of capital contributions subject to certain conditions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on excess cash flow for the year ended December 31, 2009, a mandatory repayment of $13,612 was made March 31, 2010. Since the excess cash flow requirement is based on annual cash flow, it is not possible to determine the amount, if any, that would become payable in March 2011 or March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of October 2, 2010, the Company was in compliance with all of the affirmative and negative covenants.
The more restrictive covenants relate to compliance with a maximum allowable consolidated leverage ratio, as defined in the senior secured credit facility, based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At October 2, 2010, the consolidated leverage ratio was 3.97 to 1, compared with the maximum allowable ratio of 5.75 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010; 5.25 at June 30, 2011; and 5.00 at March 31, 2012.
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

8. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	October 2,	December 31,
	2010	2009
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Continuing operations — Interest rate swap agreements	$(1,674)	$(4,634)
Discontinued operations — Foreign currency forward contracts	(82)	(392)

	(1,756)	(5,026)

Foreign currency cumulative translation adjustments:
Continuing operations	(5,416)	(5,287)
Discontinued operations	(3,450)	(4,636)

	(8,866)	(9,923)

Total accumulated other comprehensive loss	$(10,622)	$(14,949)

	Hedging Activities
	Continuing	Discontinued
	Operations	Operations
		Foreign
	Interest	Currency
	Rate	Forward
	Swaps	Contracts	Total
Summary of changes in accumulated other comprehensive loss for hedging activities
Balance, December 31, 2009	$(4,634)	$(392)	$(5,026)
Change in fair value	(898)	(8)	(906)
Reclassification of loss to interest expense	3,858	—	3,858
Reclassification of loss to discontinued operations	—	318	318

Balance, October 2, 2010	$(1,674)	$(82)	$(1,756)

9. Derivative Instruments, Hedging Activities and Financial Instruments
Vangent, Inc. uses derivative financial instruments to manage interest rate risk and Vangent Mexico, S.A. de C.V., a 100%-owned subsidiary included as part of discontinued operations, has used derivative instruments to manage certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts have been used to hedge exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. Derivatives can involve credit risk from possible non-performance by the parties. At October 2, 2010, the fair values of the derivative contracts resulted in derivative liabilities, and the fair value liabilities reflect the Company’s credit adjusted discount rate. The Company does not enter into derivative transactions for trading or speculative purposes.
For derivative financial instruments that qualify as a cash-flow hedge, the effective portion of the gain/loss is reported as a component of other comprehensive income/loss (“OCI”) and is subsequently reclassified to the statements of operations in the period or periods in which the hedged transaction affects the statement of operations.
Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with a commercial bank to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At October 2, 2010, an interest rate swap agreement at the notional amount of $150,000 to pay fixed interest at the rate of 3.28% and to receive variable interest based on three-month LIBOR was outstanding and scheduled to mature in February 2011.

The Company documented its risk management objective and nature of the risks being hedged and designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge transactions and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $1,674 at October 2, 2010, and $4,657 at December 31, 2009. The unrealized loss on interest rate swaps was $1,674 at October 2, 2010, all of which included in accumulated OCI in the consolidated statement of stockholder’s equity and is expected to be reclassified to interest expense by February 2011.
Discontinued Operations — Foreign Currency Contracts
In 2009 Vangent Mexico entered into foreign currency forward exchange contracts with a commercial bank to hedge fluctuations in the Mexican peso exchange rates. At October 2, 2010, there were no foreign currency forward exchange contracts outstanding. At inception the foreign currency contracts qualified as cash flow hedges. Certain hedge contracts no longer qualified as cash flow hedges since forecasted transactions were no longer likely to occur. Accordingly, cost of revenue for discontinued operations for the nine months ended October 2, 2010, includes a loss of $89 reclassified from OCI for contracts that no longer qualify. For hedge contracts that qualify as cash flow hedges, an unrealized loss of $82 at October 2, 2010, is included in accumulated OCI in the consolidated statement of stockholder’s equity and is expected to be reclassified to discontinued operations over the next twelve months.
Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:
Balance Sheet Data

		Fair Value of
		Liability Derivatives
		October 2,	December 31,
Derivative Contracts	Balance Sheet Location	2010	2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	Accrued liabilities	$1,674	$4,657
Foreign currency forward contracts	Discontinued operations	—	251

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	Discontinued operations	—	88

Statements of Operations Data

					Amount of Gain
					(Loss) Recognized
	Amount of Gain		Amount of Gain	Location of Gain	in Income on
	(Loss)		(Loss)	(Loss) Recognized in	Derivative
	Recognized in		Reclassified from	Income on Derivative	(Ineffective
	OCI on	Location of Gain (Loss)	Accumulated OCI	(Ineffective Portion	Portion and
	Derivative	Reclassified from	into Income	and Amount	Amount Excluded
	(Effective	Accumulated OCI into	(Effective	Excluded from	from Effectiveness
Derivative Contracts	Portion)	Income (Effective Portion)	Portion)	Effectiveness Testing)	Testing)

Three Months Ended October 2, 2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$(276)	Interest expense	$(1,106)	Interest expense	$—

Three Months Ended September 26, 2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	1,006	Interest expense	(1,807)	Interest expense	—

Foreign currency forward contracts	34	Discontinued operations	(192)	—	—

Nine Months Ended October 2, 2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	(898)	Interest expense	(3,881)	Interest expense	23
Foreign currency forward contracts	(8)	Discontinued operations	(229)	—	—

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	—	—	—	Discontinued operations	(89)

Nine Months Ended September 26, 2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	(1,927)	Interest expense	(4,600)	Interest expense	(70)
Foreign currency forward contracts	(730)	Discontinued operations	(219)	—	—
Fair Value Measurements
Fair value is the price that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants at the measurement date. A summary of the bases used to measure financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	October 2,	December 31,
	2010	2009
Liabilities
Level 1 — Quoted prices in active markets for identical items	$—	$—
Level 2 — Significant other observable inputs:
Interest rate swap agreements	1,674	4,657
Foreign currency forward contracts	—	339
Level 3 — Significant unobservable inputs	—	—

Fair Value of Financial Instruments
The fair values of financial instruments at October 2, 2010, follow:

	Carrying
	Amounts	Fair Value

Short-term borrowing
Variable-rate revolving credit borrowing under the senior secured credit facility	$16,000	$16,000

Long-term debt
Variable-rate term loan under the senior secured credit facility	$216,754	$216,754
9 5/8% senior subordinated notes, due February 15, 2015	190,000	174,563

	$406,754	$391,317

Interest rate swap agreements to pay fixed and receive variable
Accrued liabilities	$1,674	$1,674

The carrying amounts of the variable-rate borrowing and term loan under the senior secured credit facility approximate fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At October 2, 2010, the quoted market price was $91.875 per $100 reflecting a yield of 12.3%. The fair value of interest rate swap agreements is based on quoted prices for similar assets or liabilities in active markets adjusted for non-performance risk. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
10. Income Taxes
The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes of $5,598 for the nine months ended October 2, 2010, is net of a reduction of $3,314 for a change in the tax valuation allowance for deferred tax assets resulting from the utilization of a portion of the net operating loss carryforward against taxable income earned for the nine months ended October 2, 2010.
A tax valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment requires judgment with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company continues to conclude as of October 2, 2010, based upon all available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. The tax valuation allowance amounted to $39,100 at October 2, 2010. In the event the Company determines in a future period that realization of deferred tax benefits, primarily net operating loss carryforwards, is more likely than not, all or a portion of the tax valuation allowance would be reversed. A reversal or reduction to the tax valuation allowance would be recorded as a reduction to the provision for income taxes
Deferred tax liabilities aggregated $22,477 at October 2, 2010, and were primarily related to goodwill that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes.
The ASC topic on Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes that relate to the pre-acquisition periods prior to February 15, 2007. There was no liability for unrecognized tax benefits at October 2, 2010. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.
Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent’s income tax returns for 2007 and subsequent years are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties relating to income taxes are charged to the provision for income taxes.

11. Commitments and Contingencies
Payments to the Company by U. S. Government agencies on cost-plus contracts are provisional and are subject to adjustment based on audits performed by the Defense Contract Audit Agency. Audits of incurred cost submissions for 2005 and subsequent years are open. The Company is also subject to audits, legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.
12. Equity-Based Compensation
No stock options are authorized and no stock options have been granted by Vangent.
Certain members of management of Vangent and outside directors of Vangent Holding Corp. have been granted Class B membership interests in Vangent Holding LLC, the majority shareholder of Vangent Holding Corp. which in turn owns all of Vangent’s common stock. At October 2, 2010, the outstanding balance of grants of Class B membership interests represented 5.5% of the profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Class B membership interests are granted with no exercise price or expiration date. Holders of Class B membership interests are entitled to receive their respective proportional interest of all distributions made by Vangent Holding LLC provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Grants of Class B membership interests are limited to 7.5% of the profits interest in Vangent Holding LLC in the aggregate.
A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follow:

	Class B		Fair Value of
	Membership		Class B
	Interests	Class B	Membership
	Available for	Interests	Interests at Date of
	Grant	Outstanding	Grant
Balance, December 31, 2009	2.0%	5.6%	$5,602
Granted	(0.2)	0.2	153
Forfeited	0.2	(0.3)	(178)

Balance, October 2, 2010	2.0%	5.5%	$5,577

At October 2, 2010:
Vested		2.9%
Not yet vested		2.6

		5.5%

Vangent charges equity-based compensation expense for awards of Class B membership interests in Vangent Holding LLC granted to its employees and independent directors. Equity-based compensation expense is amortized on a straight-line basis over the total requisite service period for the award. The unamortized amount of equity-based compensation expense was $1,812 at October 2, 2010, and amortization is scheduled as follows:

Years Ending December 31
2010 (remaining three months)	$253
2011	1,011
2012	352
2013	151
2014	45

$1,812

13. Related Party Transactions
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
Vangent pays an annual management fee of $1,000 to Veritas Capital, of which $750 was paid for the nine months ended October 2, 2010, along with fees of $73 for third-party advisory services and expenses.
14. Business Segments and Major Customers
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Vangent reports operating results and financial data for three business segments: the Government Group; the International Group; and the Human Capital Group. Government Group customers are primarily U.S. federal agencies. The Government Group assists civilian, defense and intelligence agencies as well as government related entities with the design and execution of information and technology strategy, helps develop and maintain their complex, mission critical systems and delivers a wide range of business process outsourcing solutions. The operations of Buccaneer acquired in mid September 2010 are part of the Government Group. The International Group provides consulting, systems integration and business process outsourcing solutions to both commercial and foreign local and central government customers. The Human Capital Group designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection and development of a customer’s workforce.

A summary of revenue and operating income (loss) by business segment follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenue by business segment
Government Group	$158,523	$125,714	$534,407	$359,061
International Group	12,775	11,072	35,748	31,330
Human Capital Group	5,447	7,712	17,416	24,569
Elimination	(339)	(1,044)	(2,122)	(3,518)

Total revenue	$176,406	$143,454	$585,449	$411,442

Operating income (loss) by business segment
Government Group	$14,080	$7,989	$48,914	$26,340
International Group	346	20	416	(90)
Human Capital Group	(660)	(738)	(2,002)	(2,023)
Other	(8)	(14)	(18)	(32)

Total operating income	13,758	7,257	47,310	24,195
Interest expense, net	7,703	8,502	23,301	25,386

Income (loss) from continuing operations before income taxes	$6,055	$(1,245)	$24,009	$(1,191)

Depreciation and amortization
Government Group	$7,579	$6,530	$22,067	$20,434
International Group	374	789	1,669	2,286
Human Capital Group	309	372	967	1,112

Total depreciation and amortization	$8,262	$7,691	$24,703	$23,832

Revenue from major customers as a percent of total revenue
Department of Commerce	22%	*	31%	*
Department of Health and Human Services	33%	41%	31%	43%
Department of Education	15%	16%	14%	17%
Department of Defense	*	*	*	10%

*	Less than 10%.

	October 2,	December 31,
	2010	2009
Goodwill
Government Group	$281,648	$250,381
International Group	8,927	9,350
Human Capital Group	8,481	8,481

Total goodwill	$299,056	$268,212

15. Condensed Issuer, Guarantor and Non-Guarantor Financial Information
In connection with the acquisition by Veritas Capital and the related financing in February 2007, Vangent, Inc. (“Issuer”) issued $190,000 of 9 5/8% senior subordinated notes due 2015. The notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons pursuant to Regulation S under the Securities Act. Vangent’s domestic subsidiaries have guaranteed the notes (“Guarantors”). The following foreign subsidiaries do not guarantee the notes (“Non-Guarantors”) and are reported as part of continuing operations: Vangent Canada Limited and Vangent, Ltd. In addition, the following foreign subsidiaries of do not guarantee the notes (“Non-Guarantors”) and are reported as part of discontinued operations: Vangent Mexico, S.A. de C.V.; Vangent Servicios de Mexico, S.A. de C.V.; Vangent Venezuela, C.A.; and Proyectos Prohumane México, S. A. de C. V.; and Vangent Argentina, S.A. up to the date of its sale in September 2010. Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer, Guarantors, and Non-Guarantors follow:
Issuer and Non-Guarantor Financial Information
Condensed Combining Balance Sheets (Unaudited)

	October 2, 2010					December 31, 2009
			Non-				Non-
		Guar-	Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	antors	ations	Total	Issuer	antors	ations	Total
Assets
Current assets:
Cash and cash equivalents	$13,714	$1,999	$6,855	$—	$22,568	$41,098	$3,540	$—	$44,638
Trade receivables, net	96,436	18,256	10,166	—	124,858	101,410	8,436	—	109,846
Prepaid expenses and other	9,034	1,653	2,982	—	13,669	8,594	1,759	—	10,353
Assets of discontinued operations	—	—	7,794	—	7,794	—	15,036	—	15,036

Total current assets	119,184	21,908	27,797	—	168,889	151,102	28,771	—	179,873
Property and equipment, net	21,940	2,258	4,928	—	29,126	22,499	2,625	—	25,124
Intangible assets, net	129,293	24,240	8,018	—	161,551	144,764	7,096	—	151,860
Goodwill	258,905	29,963	10,188	—	299,056	258,905	9,307	—	268,212
Deferred debt financing costs and other	8,578	682	56	—	9,316	8,379	54	—	8,433
Investment in and advances to subsidiaries	96,244	—	—	(96,244)	—	37,299	—	(37,299)	—
Assets of discontinued operations	—	—	—	—	—	—	6,727	—	6,727

Total assets	$634,144	$79,051	$50,987	$(96,244)	$667,938	$622,948	$54,580	$(37,299)	$640,229

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$16,000	$—	$—	$—	$16,000	$13,534	$—	$—	$13,534
Accounts payable and other liabilities	69,870	16,620	15,580	(6,058)	96,012	74,655	8,154	(170)	82,639
Liabilities of discontinued operations	1,676	—	8,389	(4,841)	5,224	1,230	9,564	(3,273)	7,521

Total current liabilities	87,546	16,620	23,969	(10,899)	117,236	89,419	17,718	(3,443)	103,694
Long-term debt, net of current portion	406,754	—	—	—	406,754	406,832	—	—	406,832
Other long-term liabilities	6,425	711	49	—	7,185	7,132	62	—	7,194
Deferred tax liability	16,296	—	2,001	—	18,297	9,702	2,442	—	12,144
Liabilities of discontinued operations	—	—	1,343	—	1,343	—	502	—	502

Total liabilities	517,021	17,331	27,362	(10,899)	550,815	513,085	20,724	(3,443)	530,366
Total stockholder’s equity	117,123	61,720	23,625	(85,345)	117,123	109,863	33,856	(33,856)	109,863

Total liabilities and stockholder’s equity	$634,144	$79,051	$50,987	$(96,244)	$667,938	$622,948	$54,580	$(37,299)	$640,229

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Operations (Unaudited)

	Three Months Ended October 2, 2010					Three Months Ended September 26, 2009
			Non				Non
		Guar-	Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$159,619	$3,603	$13,184	$—	$176,406	$132,519	$10,935	$—	$143,454
Cost of revenue	132,234	3,291	11,153	—	146,678	111,159	9,973	—	121,132

Gross profit	27,385	312	2,031	—	29,728	21,360	962	—	22,322
General and administrative expenses	9,695	384	1,129	—	11,208	9,976	299	—	10,275
Selling and marketing expenses	4,329	4	429	—	4,762	4,229	561	—	4,790

Operating income	13,361	(76)	473	—	13,758	7,155	102	—	7,257
Interest expense, net	7,738	1	(36)	—	7,703	8,519	(17)	—	8,502
Equity in net income (loss) of subsidiaries	287	—	—	(287)	—	(2,093)	—	2,093	—

Income (loss) from continuing operations before income taxes	5,910	(77)	509	(287)	6,055	(3,457)	119	2,093	(1,245)
Provision for income taxes	1,783	—	130	—	1,913	1,582	47	—	1,629

Income (loss) from continuing operations	4,127	(77)	379	(287)	4,142	(5,039)	72	2,093	(2,874)
Loss from discontinued operations, net of tax	(156)	—	(15)	—	(171)	(228)	(2,165)	—	(2,393)

Net income (loss)	3,971	(77)	364	(287)	3,971	(5,267)	(2,093)	2,093	(5,267)
Less: Net income attributed to noncontrolling interest	—	—	9	—	9	—	—	—	—

Net income (loss) attributable to Vangent	$3,971	$(77)	$355	$(287)	$3,962	$(5,267)	$(2,093)	$2,093	$(5,267)

	Nine Months Ended October 2, 2010					Nine Months Ended September 26, 2009
			Non				Non
		Guar-	Guar-	Elimin-			Guar-	Elimin-
	Issuer	antors	antors	ations	Total	Issuer	antors	ations	Total
Revenue	$545,807	$3,603	$36,039	$—	$585,449	$380,493	$30,949	$—	$411,442
Cost of revenue	453,176	3,291	30,896	—	487,363	316,623	27,792	—	344,415

Gross profit	92,631	312	5,143	—	98,086	63,870	3,157	—	67,027
General and administrative expenses	31,721	384	2,787	—	34,892	28,445	1,068	—	29,513
Selling and marketing expenses	14,432	4	1,448	—	15,884	11,826	1,493	—	13,319

Operating income	46,478	(76)	908	—	47,310	23,599	596	—	24,195
Interest expense, net	23,506	1	(206)	—	23,301	25,434	(48)	—	25,386
Equity in net income (loss) of subsidiaries	(16,783)	—	—	16,783	—	(2,980)	—	2,980	—

Income (loss) from continuing operations before income taxes	6,189	(77)	1,114	16,783	24,009	(4,815)	644	2,980	(1,191)
Provision for income taxes	5,213	—	385	—	5,598	4,864	203	—	5,067

Income (loss) from continuing operations	976	(77)	729	16,783	18,411	(9,679)	441	2,980	(6,258)
Income (loss) from discontinued operations, net of tax	479	—	(17,435)	—	(16,956)	(736)	(3,421)	—	(4,157)

Net income (loss)	1,455	(77)	(16,706)	16,783	1,455	(10,415)	(2,980)	2,980	(10,415)
Less: Net income attributed to noncontrolling interest	—	—	9	—	9	—	—	—	—

Net income (loss) attributable to Vangent	$1,455	$(77)	$(16,715)	$16,783	$1,446	$(10,415)	$(2,980)	$2,980	$(10,415)

Issuer and Non-Guarantor Financial Information
Condensed Combining Statements of Cash Flows (Unaudited)

	Nine Months October 2, 2010					Nine Months Ended September 26, 2009
			Non	Elimin-			Non	Elimin-
	Issuer	Guarantors	Guarantors	ations	Total	Issuer	Guarantors	ations	Total
Cash flows from operating activities
Continuing operations, net	$42,146	$(2,476)	$9,252	$—	48,922	$22,558	$4,813	$—	$27,371
Discontinued operations, net	—	—	(1,180)	—	(1,180)	—	(4,335)	—	(4,335)

Net cash provided by (used in) operating activities	42,146	(2,476)	8,072	—	47,742	22,558	478	—	23,036

Cash flows from investing activities
Acquisition, net of cash acquired	(58,205)	—	(897)	—	(59,102)	—	—	—	—
Loans to subsidiaries, net	(5,980)	—	—	5,980	—	(4,448)	—	4,448	—
Capital expenditures	(5,723)	(25)	(3,629)	—	(9,377)	(8,262)	(191)	—	(8,453)

Continuing operations, net	(69,908)	(25)	(4,526)	5,980	(68,479)	(12,710)	(191)	4,448	(8,453)
Discontinued operations, net	—	—	(2,729)	—	(2,729)	—	(3,740)	—	(3,740)

Net cash used in investing activities	(69,908)	(25)	(7,255)	5,980	(71,208)	(12,710)	(3,931)	4,448	(12,193)

Cash flows from financing activities
Borrowing under revolving credit facility	16,000	—	—	—	16,000	—	—	—	—
Loans from Vangent, Inc., net	—	4,500	—	(4,500)
Repayment of senior secured loan	(13,612)	—	—	—	(13,612)	—	—	—	—
Deferred debt financing fees and other	(2,011)	—	—	—	(2,011)	(191)	(40)	—	(231)

Continuing operations, net	377	4,500	—	(4,500)	377	(191)	(40)	—	(231)
Discontinued operations, net	—	—	1,480	(1,480)	—	—	4,415	(4,448)	(33)

Net cash provided by (used in) financing activities	377	4,500	1,480	(5,980)	377	(191)	4,375	(4,448)	(264)

Effect of exchange rate changes on cash and cash equivalents	—	—	73	—	73	—	365	—	365

Net increase (decrease) in cash and cash equivalents	(27,385)	1,999	2,370	—	(23,016)	9,657	1,287	—	10,944
Total cash and cash equivalents, beginning of period	41,099	—	4,485	—	45,584	15,519	5,615	—	21,134

Total cash and cash equivalents, end of period	13,714	1,999	6,855	—	22,568	25,176	6,902	—	32,078
Less: Cash and cash equivalents, discontinued operations	—	—	—	—	—	—	2,451		2,451

Cash and cash equivalents, continuing operations	$13,714	$1,999	$6,855	$—	$22,568	$25,176	$4,451	$—	$29,627

16. Subsequent Event
Sale of Discontinued Operations
At the end of October 2010, Vangent completed the sale of its principal operations in Mexico. The sale of operations in Argentina was completed in September 2010, and the pending sale of operations in Venezuela is expected to be completed by the end of 2010.

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
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign governments and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of October 2, 2010, our total contract backlog was $2.0 billion, about the same as at December 31, 2009.
The Department of Commerce (“DoC”) represented 31%, the Department of Health and Human Services (“HHS”) represented 31%, and the Department of Education (“DoED”) represented 14% of total revenue for the nine months ended October 2, 2010. We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group.
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
The Government Group represented 91% of total revenue for the nine months ended October 2, 2010.
The International Group serves government customers, primarily in the United Kingdom and Canada, and provides consulting, systems integration, business process outsourcing, and the management of data, identity, revenue and human capital. As of October 2, 2010, the Company’s business operations in Latin America were held for sale and are classified as discontinued operations in the condensed consolidated financial statements. These operations were formerly part of the International Group. The International Group represented 6% of total revenue for the nine months ended October 2, 2010.
The Human Capital Group designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring. The Human Capital Group represented 3% of total revenue for the nine months ended October 2, 2010.

Buccaneer Acquisition
On September 15, 2010, Vangent completed the acquisition (“Buccaneer Acquisition”) of Buccaneer Computer Systems & Service, Inc. (“Buccaneer”). Buccaneer is a leading provider of IT services, infrastructure, secure data hosting and data analytics for the government healthcare market. Vangent acquired all outstanding shares of Buccaneer stock in exchange for purchase consideration of $64.1 million. Vangent funded the $60.0 million paid at closing with available cash of $44.0 million and a variable-rate borrowing of $16.0 million drawn on its senior secured revolving credit facility. The purchase consideration is subject to working capital and other adjustments.
The Buccaneer Acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill.
Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America. The condensed consolidated financial statements have been revised for all periods presented to report Latin America as discontinued operations. The discontinued operations include Vangent’s business operations in Mexico, Argentina, and Venezuela. The sale of operations in Argentina was completed in September 2010, and the sale of operations in Mexico was completed at the end of October 2010.
Nature of Our Contracts
Contracts funded by U.S. government agencies represented 89% of total revenue for the nine months ended October 2, 2010, compared with 84% for the corresponding period in 2009. Revenue from contracts in which we acted as the prime contractor represented 63% of total revenue, a reduction from 87% for the corresponding period in 2009 due to subcontract work performed on the U.S. Census contract in 2010. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2009, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Cost-plus	63%	56%	67%	53%
Fixed-price	33%	40%	29%	42%
Time and materials	4%	4%	4%	5%

	100%	100%	100%	100%

The increases in the percentages of revenue from cost-plus contracts for the three and nine months ended October 2, 2010, is due to work performed on the U.S. Census contract.

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

	October 2, 2010		December 31, 2009
	Total	Funded	Total	Funded
Government Group	$1,719.1	$326.7	$1,782.6	$313.4
International Group	268.7	181.6	291.2	196.8
Human Capital Group	11.3	11.3	7.1	7.1
Discontinued operations	50.5	50.5	44.9	44.9

	$2,049.6	$570.1	$2,125.8	$562.2

The net change in total contract backlog from December 31, 2009, reflects revenue earned on major contracts awarded in prior years, including contracts with the Centers for Medicare and Medicaid Services and the U.S. Census contract, and a slowdown in the level of U.S. government contract awards, partially offset by the addition of backlog from the Buccaneer Acquisition.
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
A significant change in critical accounting estimates and judgments resulted in a charge of $18.5 million for the nine months ended October 2, 2010, representing an addition to the expected loss on disposal of discontinued operations based on fair value estimates.
Goodwill and Indefinite-Life Intangible Asset
Vangent performs annual impairment assessments of goodwill for each reporting unit, or segment, and of the indefinite-life intangible asset (not subject to amortization) of the Human Capital Group in the fourth quarter of each year based on estimated fair values or more frequently if indicators of impairment exist. Fair values are determined using the income approach based on a discounted cash flow methodology. The Human Capital Group experienced an operating loss of $2.0 million and a negative operating margin of 11% for the nine months ended October 2, 2010, and an operating loss of $5.1 million and a negative operating margin of 15%, including impairment charges that reduced the carrying amount of goodwill to fair value, for the year ended December 31, 2009. The remaining balance of Human Capital Group goodwill was $8.5 million and indefinite-life intangible asset was $10.3 million at October 2, 2010. Continuing adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges for the Human Capital Group in a future period.
Tax Valuation Allowance
A tax valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment requires judgment with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company continues to conclude as of October 2, 2010, based upon all available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. The tax valuation allowance amounted to $39.1 million at October 2, 2010. The Company has recently experienced positive trends in its continuing operating performance, and the positive trends may continue in future periods. In the event the Company determines in a future period that realization of deferred tax benefits, primarily net operating loss carryforwards, is more likely than not, all or a portion of the tax valuation allowance would be reversed. A reversal or reduction to the tax valuation allowance would be recorded as a reduction to the provision for income taxes.

Recent Accounting Pronouncements
Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.
Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	Increase	October 2,	September 26,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Statements of Operations Data
Revenue	$176,406	$143,454	$32,952	$585,449	$411,442	$174,007
Cost of revenue	146,678	121,132	25,546	487,363	344,415	142,948

Gross profit	29,728	22,322	7,406	98,086	67,027	31,059
General and administrative expenses	11,208	10,275	933	34,892	29,513	5,379
Selling and marketing expenses	4,762	4,790	(28)	15,884	13,319	2,565

Operating income	13,758	7,257	6,501	47,310	24,195	23,115
Interest expense, net	7,703	8,502	(799)	23,301	25,386	(2,085)

Income (loss) from continuing operations before income taxes	6,055	(1,245)	7,300	24,009	(1,191)	25,200
Provision for income taxes	1,913	1,629	284	5,598	5,067	531

Income (loss) from continuing operations	4,142	(2,874)	7,016	18,411	(6,258)	24,669
Loss from discontinued operations, net of tax	(171)	(2,393)	2,222	(16,956)	(4,157)	(12,799)

Net income (loss)	3,971	(5,267)	9,238	1,455	(10,415)	11,870
Less: Net income attributed to noncontrolling interest	9	—	9	9	—	9

Net income (loss) attributable to Vangent	$3,962	$(5,267)	$9,229	$1,446	$(10,415)	$11,861

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	83.1	84.4		83.2	83.7

Gross profit margin	16.9	15.6		16.8	16.3
General and administrative expenses	6.4	7.2		6.0	7.2
Selling and marketing expenses	2.7	3.3		2.7	3.2

Operating income margin	7.8	5.1		8.1	5.9
Interest expense, net	4.4	6.0		4.0	6.2

Income (loss) from continuing operations before income taxes	3.4	(0.9)		4.1	(0.3)
Provision for income taxes	1.1	1.1		1.0	1.2

Income (loss) from continuing operations	2.3	(2.0)		3.1	(1.5)
Loss from discontinued operations, net of tax	—	(1.7)		(2.9)	(1.0)

Net income (loss)	2.3	(3.7)		0.2	(2.5)
Less: Net income attributed to noncontrolling interest	—	—		—	—

Net income (loss) attributable to Vangent	2.3%	(3.7)%		0.2%	2.5%

Three and Nine Months Ended October 2, 2010 and September 26, 2009
Overview
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, and five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. There are 275 days in the nine-month period ended October 2, 2010, compared with 269 days in the corresponding period in 2009. Results of operations cover a period that is 6 days, or 2%, longer than the corresponding period in 2009. Foreign subsidiaries are consolidated based on the calendar quarter.
Buccaneer Acquisition
On September 15, 2010, Vangent completed the Buccaneer Acquisition. The results of operations of Buccaneer for the period September 15 to October 2, 2010, are included in the consolidated statements of operations and cash flows for the periods ended October 2, 2010. The results of operations for Buccaneer reflect accelerated amortization of acquired intangible assets.
Revenue
A summary of revenue by business segment follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 2,	September 26,	Increase (Decrease)		October 2,	September 26,	Increase (Decrease)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Revenue by business segment
Government Group	$158,523	$125,714	$32,809	26%	$534,437	$359,061	$175,376	49%
International Group	12,775	11,072	1,703	15%	35,748	31,330	4,418	14%
Human Capital Group	5,447	7,712	(2,265)	(29)%	17,416	24,569	(7,153)	(29)%
Elimination	(339)	(1,044)	705	68%	(2,152)	(3,518)	1,366	39%

	$176,406	$143,454	$32,952	23%	$585,449	$411,442	$174,007	42%

Business segment revenue as a percent of total revenue
Government Group	89.9%	87.6%			91.3%	87.3%
International Group	7.2	7.7			6.1	7.6
Human Capital Group	3.1	5.4			3.0	6.0
Elimination	(0.2)	(0.7)			(0.4)	(0.9)

	100.0%	100.0%			100.0%	100.0%

Government Group Revenue
The Department of Commerce (“DoC”) represented 31%, the Department of Health and Human Services (“HHS”) represented 31%, and the Department of Education (“DoED”) represented 14% of total revenue for the nine months ended October 2, 2010.
The nine month period is 6 days, or 2%, longer than the corresponding period in 2009 generating additional revenue of $11.6 million. A summary of increases in Government Group revenue for the three and nine months ended October 2, 2010, compared with the corresponding periods in 2009 follows:
•	Revenue from DoC contracts increased $33.2 million for the three months and $167.9 million for the nine months from the processing of census forms and data capture under the U.S. Census contract that was substantially completed in the third quarter of 2010.

•	Revenue from DoED increased $4.3 million for the three months and $9.1 million for the nine months primarily from contracts with the Office of Federal Student Aid.
•	The Buccaneer Acquisition completed in mid September 2010 contributed revenue of $4.1 million from the date of acquisition for the three and nine month periods.
•	Revenue from HHS contracts, primarily Centers for Medicare and Medicaid Services (“CMS”), declined $1.4 million for the three months but increased $2.8 million for the nine months.
•	Revenue from Department of Defense (“DoD”) contracts increased $1.4 million for the three months and $2.5 million for the nine months as work on new contracts offset lower revenue on the traumatic brain injury contract.
The increases were partially offset by (i) a reduction of $8.8 million for the three and nine months resulting from the one-time cash-for-clunkers work for the Department of Transportation in 2009, and (ii) reductions of $1.8 million for the three months and $5.2 million for the nine months resulting from the transition to automated processing of ERISA filings under contracts with the Department of Labor (“DoL”).
International Group Revenue
The increases in International Group revenue reflect increases of $1.2 million for the three months and $2.3 million for the nine months ended October 2, 2010, from the start up of a major contract in the United Kingdom, partly offset by reductions from lower volume in Canada. Changes in foreign currency exchange rates increased revenue for the nine months by $1.2 million, compared with the average exchange rates prevailing during the corresponding period in 2009.
Human Capital Group Revenue
The reductions in Human Capital Group revenue reflect reductions of $2.8 million for the three months and $9.3 million for the nine months ended October 2, 2010, from the completion of a foreign military contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure.
Cost of Revenue
The increases in cost of revenue for the three and nine months ended October 2, 2010, primarily reflect costs incurred for contract work performed under the U.S. Census contract with DoC that was substantially completed in the third quarter of 2010. The average number of employees increased 36% primarily for the U.S. Census contract. The Buccaneer Acquisition completed in mid-September 2010 increased costs for the three and nine months, including accelerated amortization of acquired intangible assets. The nine-month period is 6 days, or 2%, longer than the corresponding period in 2009 resulting in additional costs of $9.6 million. Changes in foreign exchange rates increased costs of the International Group by $1.0 million for the nine month period.
The increases in the gross profit margin, or the ratio of gross profit to revenue, to 16.8% for the three and nine months, compared with 15.6 % and 16.3% for the corresponding periods in 2009, primarily reflects changes in the mix of contracts.
General and Administrative Expenses
The increases in general and administrative expenses reflect increased incentive compensation expense of $0.9 million for the three months and $3.9 million for the nine months, an increase in legal and consulting fees, and acquisition-related costs and expenses of $0.7 million relating to the Buccaneer Acquisition completed in mid September 2010. Incentive compensation expense is accrued based upon the level of operating results compared to established targets; there was no incentive compensation expense accrued for the corresponding periods in 2009. In addition, the nine-month period is 6 days, or 2%, longer than the corresponding period in 2009 resulting in additional expenses of $0.6 million.
As a percentage of revenue, general and administrative expenses declined 6.4% for the three months and 6.0% for the nine months, compared with 7.2% for the corresponding periods in 2009, reflecting the revenue earned on the U.S. Census contract for which there was minimal incremental general and administrative expenses.

Selling and Marketing Expenses
The increase in selling and marketing expenses for the nine months primarily reflects an increase in the number of new business development employees in the Government Group.
Operating Income
A summary of operating income by business segment follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
			Increase				Increase
	October	September	(Decrease)		October	September	(Decrease)
	2, 2010	26, 2009	Amount	Percent	2, 2010	26, 2009	Amount	Percent
Operating income (loss) by business segment
Government Group	$14,080	$7,989	$6,091	76%	$48,914	$26,340	$22,574	86%
International Group	346	20	326	—%	416	(90)	506	—%
Human Capital Group	(660)	(738)	78	11%	(2,002)	(2,023)	21	1%
Other	(8)	(14)	6	—%	(18)	(32)	14	—%

	$13,758	$7,257	$6,501	90%	$47,310	$24,195	$23,115	96%

Operating margin by business segment
Government Group	8.9%	6.4%			9.2%	7.3%
International Group	2.7%	0.2%			1.2%	(0.3)%
Human Capital Group	(12.1)%	(9.6)%			(11.5)%	(8.2)%
The increases in Government Group operating income for the three and nine months ended October 2, 2010, primarily reflect work on the U.S. Census contract with DoC that was substantially completed in the third quarter of 2010. Award fees earned under cost-plus contracts, including the U.S. Census contract, increased $2.2 million for the three months and $16.5 million for the nine months, compared with the corresponding periods in 2009. The increase in operating income for the nine months was partly offset by (i) reductions of $1.3 million for the three months and $3.7 million for the nine months from contracts with DoL resulting from the transition to automated processing of ERISA filings and upfront development costs on a fixed-price contract, and (ii) higher accrued expenses of $3.7 million for incentive compensation compared with the corresponding period in 2009 when no incentive compensation was earned or accrued.
International Group operating results improved but continued to reflect low operating margins as higher income from the start up of a major contract in the United Kingdom was partly offset with lower income from Canada.
The continuing operating loss for the Human Capital Group for the three and nine months ended October 2, 2010, reflects the adverse impact of lower revenue from completion of the Royal Saudi Air Force contract in the 2010 periods and reductions in training needs and customer hiring patterns from continued high unemployment levels in the United States.
Interest Expense, Net
The reductions in interest expense, net, of $0.8 million for the three months and $2.1 million for the nine months ended October 2, 2010, resulted from lower average interest rates and a reduction in February 2010 in the notional amount and the average interest rate on the hedged portion of the term loan. The reduction for the nine months was partly offset by the period that is 6 days, or 2%, longer than the corresponding period in 2009 resulting in additional interest expense of $0.5 million.

Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	Increase	October 2,	September 26,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Provision for income taxes excluding tax valuation allowance	$3,047	$84	$2,963	$8,912	$1,834	$7,078
Tax valuation allowance	(1,134)	1,545	(2,679)	(3,314)	3,233	(6,547)

Total provision for income taxes	$1,913	$1,629	$284	$5,598	$5,067	$531

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the nine months ended October 2, 2010, is net of a reduction of $3.3 million for a change in the tax valuation allowance for deferred tax assets resulting from the utilization of a portion of the net operating loss carryforward against taxable income earned for the nine months ended October 2, 2010. The Company continues to conclude as of October 2, 2010, based upon all available evidence, that it is more likely than not that the U.S. deferred tax assets will not be realizable. The tax valuation allowance amounted to $39.1 million at October 2, 2010. In the event the Company determines in a future period that realization of deferred tax benefits, primarily net operating loss carryforwards, is more likely than not, all or a portion of the tax valuation allowance would be reversed. A reversal or reduction to the tax valuation allowance would be recorded as a reduction to the provision for income taxes.
Discontinued Operations
A summary of revenue, cost and expenses for discontinued operations in Mexico, Argentina, and Venezuela that are segregated and reported separately in the condensed consolidated financial statements follows (in thousands):

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	Increase	October 2,	September 26,	Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Revenue	$7,619	$5,939	$1,680	$21,829	$16,433	$5,396
Costs and expenses	7,050	8,140	(1,090)	21,896	20,982	914
Expected loss on disposal	579	—	579	18,474	—	18,474
Other (income) expense, net	(198)	174	(372)	(944)	156	(1,100)

Income (loss) from discontinued operations before income taxes	188	(2,375)	2,563	(17,597)	(4,705)	(12,892)
Provision (benefit) for income taxes	359	18	341	(641)	(548)	(93)

Loss from discontinued operations, net of tax	$(171)	$(2,393)	$2,222	$(16,956)	$(4,157)	$(12,799)

Revenue and costs and expenses for discontinued operations are denominated in multiple foreign currencies, primarily the Mexican Peso, and are significantly affected by foreign currency exchange rate changes.
The increases in revenue from discontinued operations for the three and nine months ended October 2, 2010, resulted primarily from a contract with Mexico’s social security agency that was in the start up phase and experienced operational delays in the corresponding periods in 2009. Although revenue from Mexico increased, revenue continued to be adversely affected by low member enrollments under the social security contract. The increases were partially offset by the completion of a contract with the Mexican tax authority in March 2010. Changes in foreign currency exchange rates, primarily the Mexican Peso, reduced revenue by $1.0 million, or 5%, for the nine months, compared with the average exchange rates prevailing during the corresponding period in 2009.

The reduction in costs and expenses for discontinued operations for the three months resulted primarily from the completion of a contract in March 2010. The increase in costs and expenses for the nine months ended October 2, 2010, resulted from the contract with Mexico’s social security agency that was in the start up phase with operational delays in the corresponding period in 2009. Under fair-value accounting for discontinued operations, there is no depreciation and amortization expense for the nine months ended October 2, 2010, compared with $1.0 million for the corresponding period in 2009.
Breakeven operating results, excluding expected loss on disposal and other income, were achieved from discontinued operations for the nine months ended October 2, 1010, from actions taken to stabilize the operational aspects of the social security contract in Mexico and from the suspension of depreciation and amortization.
A charge for expected loss on disposal of discontinued operations of $5.0 million was recorded for the year ended December 31, 2009. The charge was calculated based on estimates of fair value, less cost to sell, compared with net assets of discontinued operations. The fair value estimates were revised in 2010 resulting in an additional charge of $18.5 million for the nine months ended October 2. 2010. The sale of operations in Argentina was completed in September 2010, and the sale of operations in Mexico was completed at the end of October 2010.
Other income from discontinued operations for the nine months ended October 2, 2010, includes equity in net income of $1.1 million from a joint venture in Argentina that began operating in the second quarter of 2009.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $22.6 million at October 2, 2010. Subject to certain limitations, including compliance with the maximum allowable limits under the leverage ratio covenant under the senior secured credit facility, the remaining borrowing amount available under the line of credit under the revolving credit facility was $33.5 million at October 2, 2010. The revolving credit facility expires February 14, 2012. Based on our current planned level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled debt and interest payments, scheduled lease payments, noncancelable purchase and other contractual commitments, and planned capital expenditures.
On September 15, 2010, Vangent completed the Buccaneer Acquisition and funded the $60.0 million paid at closing with available cash of $44.0 million and a variable-rate borrowing of $16.0 million drawn on its senior secured revolving credit facility.
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
Short-Term Borrowing and Long-Term Debt
Refer to the notes to the condensed consolidated financial statements for information on short-term borrowing and long-term debt, revolving credit facility, scheduled maturities of long-term debt, affirmative and negative covenants including the maximum allowable consolidated leverage ratio, interest rate swap agreements on variable-rate term loan, and the fair value of the interest rate swap liability.
Total debt of $422.8 million at October 2, 2010, is scheduled to mature as follows: (i) the short-term revolving credit borrowing of $16.0 million resulting from the Buccaneer Acquisition is expected to be repaid by December 31, 2010, (ii) the term loan of $216.8 million under the senior secured credit facility is scheduled to mature in February 2013, and (iii) senior subordinated fixed-rate notes of $190.0 million are scheduled to mature in February 2015. Our ability to generate sufficient cash flow from operations to repay short and long-term debt when it matures, or to refinance debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported in our annual report on Form 10-K for the year ended December 31, 2009. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates.

Debt Covenants
The more restrictive debt covenants relate to compliance with a maximum allowable consolidated leverage ratio. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At October 2, 2010, the consolidated leverage ratio was 3.97 to 1, compared with the maximum allowable ratio of 5.75 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.50 to 1 at December 31, 2010; 5.25 at June 30, 2011; and 5.00 at March 31, 2012.
Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At October 2, 2010, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $150.0 million scheduled to mature in February 2011.
The fair value of the net interest rate swap liability was $1.7 million at October 2, 2010, all of which represents an unrealized loss that is reported in accumulated other comprehensive loss in the consolidated statement of stockholder’s equity. The fair value is based on quoted prices for swaps in active markets adjusted for non-performance risks. The Company does not hold or issue derivative financial instruments for speculative purposes.
Working Capital
A summary of working capital follows (in thousands):

			Effect on
	October 2,	December 31,	Working
	2010	2009	Capital
Cash and cash equivalents	$22,568	$44,638	$(22,070)
Trade receivables, net	124,858	109,846	15,012
Prepaid expenses and other	13,669	10,353	3,316
Short-term borrowing and current portion long-term debt	(16,000)	(13,534)	(2,466)
Accounts payable and accrued liabilities	(79,348)	(64,849)	(14,499)
Accrued interest payable	(3,327)	(8,186)	4,859
Other liabilities	(13,337)	(9,604)	(3,733)
Discontinued operations, net	2,570	7,515	(4,945)

Net working capital	$51,653	$76,179	$(24,526)

The increases in trade receivables, accounts payable and accrued liabilities, and short-term borrowings resulted primarily from the Buccaneer Acquisition completed in September 2010. Trade receivables at October 2, 2010, adjusted to exclude trade receivables acquired in the Buccaneer Acquisition, reflect DSO (days sales outstanding) of 55 days, compared with 57 days at December 31, 2009.

Cash Flows
A summary of net cash flows follows (in thousands):

	Nine Months Ended
	October 2,	September 26,	Increase
	2010	2009	(Decrease)
Net cash provided by (used in)
Operating activities:
Continuing operations	$48,922	$27,371	$21,553
Discontinued operations	(1,180)	(4,335)	3,153
Investing activities:
Continuing operations	(68,479)	(8,453)	(60,026)
Discontinued operations	(2,729)	(3,470)	741
Financing activities:
Continuing operations	377	(264)	641
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
Net cash provided by operating activities for continuing operations was $48.9 million for the nine months ended October 2, 2010, compared with $27.4 million for the corresponding period in 2009. Income/loss from continuing operations adjusted for non-cash charges generated operating cash flows of $49.6 million for the nine months ended October 2, 2010, compared with $24.5 million for the corresponding period in 2009.
Net reductions in operating trade receivables of $3.9 million for the nine months ended October 2, 2010, and $9.5 million for the corresponding period in 2009 contributed to cash flows from operating activities. The changes primarily reflect the timing of collections from customers.
Net reductions in operating accounts payable and other liabilities of $3.4 million for the nine months ended October 2, 2010, and $5.9 million for the corresponding period in 2009 reduced cash flows from operating activities. The reduction for 2009 reflects payments of $6.3 million for incentive compensation that had been earned and accrued in 2008. There were no payments for incentive compensation in 2010. The timing of payments to vendors affects the level of accounts payable and the effect on operating cash flow, including the level of activities with small-business vendors and subcontractors that require more frequent cash payments.
Discontinued operations used net cash flow of $1.2 million for operating activities for the nine months ended October 2, 2010, compared with $4.3 million for the corresponding period in 2009. The reduction in the use of operating cash primarily reflects the higher revenue and breakeven operating results for the nine months ended October 2, 2010.
Net Cash Used in Investing Activities
In September 2010, Vangent completed the Buccaneer Acquisition and paid cash of $59.1 million, net of cash acquired.
Capital expenditures were $9.4 million for continuing operations for the nine months ended October 2, 2010, compared with $8.5 million for the corresponding period in 2009. Capital expenditures for discontinued operations were $2.7 million for the nine months ended October 2, 2010, compared with $3.7 million for the corresponding period in 2009 primarily for a contract in Mexico. Total capital expenditures of $12.5 million are expected for 2010.

Net Cash Provided by (Used in) in Financing Activities
Net cash provided by financing activities for continuing operations for the nine months ended October 2, 2010, reflects a variable-rate borrowing of $16.0 million drawn on the senior secured revolving credit facility to fund a portion of the purchase consideration paid for the Buccaneer Acquisition. Cash flow was reduced by a mandatory term loan repayment of $13.6 million under the senior secured credit facility resulting from excess cash flow for 2009. Based on the excess cash flow for 2008, there was no excess cash flow payment required in 2009. Cash flow was also reduced by debt financing costs of $1.9 million resulting from amendments to the senior secured credit facility.
Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, contracts, and contingent commitments at October 2, 2010, follow (in millions):

		Payments Due by Year
		2010 *
		and
	Total	2011	2012	2013	2014	2015	Thereafter
Debt:
Borrowing under revolving credit facility	$16.0	$16.0	$—	$—	$—	$—	$—
Term loan under senior secured credit facility due February 2013 (1)	216.8	—	1.7	215.1	—	—	—
Senior subordinated notes due 2015	190.0	—	—	—	—	190.0	—
Interest relating to debt (2)	97.5	27.3	23.4	19.4	18.3	9.1	—
Operating leases	78.6	26.0	15.5	11.9	6.5	4.6	14.1
Purchase and other contractual commitments (3)	16.9	3.9	11.3	0.6	0.7	0.4	—

	$615.8	$73.2	$51.9	$247.0	$25.5	$204.1	$14.1

*	Remaining three months.

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to possible future mandatory prepayments in March 2011 or 2012 that could result from excess cash flow from the prior calendar year.

(2)	Future interest payments consist of interest on the variable-rate borrowings under the senior secured credit facility based on the prevailing rates, estimated future payments based on fair value of the related interest rate swaps, and interest based on the fixed rate of 9 5/8 % for the senior subordinated notes.

(3)	Purchase and other contractual commitments include minimum noncancelable obligations under service and other agreements, primarily for information technology and telecommunications services.
Off-Balance Sheet Arrangements
As of October 2, 2010, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $78.6 million.

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
Changes in Internal Control over Financial Reporting
During the three months ended October 2, 2010, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations or financial position.
ITEM 1A. RISK FACTORS
There have been no material changes in risk factors from the information provided under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009, except, as described under Management’s Discussion and Analysis, continuing adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges for the Human Capital Group in a future period.
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

Vangent, Inc.

November 15, 2010	/s/ James C. Reagan James C. Reagan
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.