Form 10-K
period 2010-12-31
Vangent, Inc.
filed 2011-03-23
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at December 31, 2010.

VANGENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
We are a global provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as select U.S. defense and intelligence agencies, foreign government organizations and private sector entities, including the U.S. Departments of Health and Human Services, Commerce, Education, Labor, and State, as well as Fortune 500 companies. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of five years, including option years. At December 31, 2010, our total contract backlog was $1.9 billion, compared with $2.1 billion at the end of 2009.
We provide integrated services in three distinct areas:
•	Consulting (Design)
•	Systems Integration (Build)
•	Business Process Outsourcing (Operate)
We have a broad customer and contract base and believe we are well-positioned to capitalize upon the trend within U.S. government agencies to utilize government contractors to design, build and operate technologically advanced systems that deliver mission-critical information, services and programs to citizens.
Acquisitions
In September 2010, Vangent acquired Buccaneer Computer Systems and Service, Inc. (“Buccaneer Acquisition”) at a cost of $64.6 million. Buccaneer is a provider of information technology services, infrastructure, secure data hosting, and data analytics for the government healthcare market. Buccaneer’s government customers are the Centers for Medicare and Medicaid Services (“CMS”), the Food and Drug Administration, and the Department of Defense. Its data center in Warrenton, Virginia, is the largest repository of health quality data in the country. The Buccaneer Acquisition further strengthens our ability to serve government health care customers and greatly complements and enhances our information technology infrastructure and data analytics capabilities.
In May 2008, Vangent acquired the government health integration group of Aptiv Technology Partners, a provider of federal and commercial healthcare professional services including broad experience with InterSystems’ database, application, and middleware technologies. The acquisition strengthened Vangent’s ability to serve government and commercial health customers with the latest technology and consulting expertise.
On February 14, 2007, The Veritas Capital Fund III, L.P., Vangent Holding LLC and Vangent Holding Corp. consummated a stock purchase agreement with Pearson and certain other seller entities under which Vangent Holding Corp. acquired all of the equity interests of Pearson Government Solutions. Pearson Government Solutions became known as Vangent, Inc.
Our Segments
We manage our business through three business segments. Reference is made to information on business segments, major customers, geographic area information appearing in the notes to consolidated financial statements in this annual report on Form 10-K.

Government Group — 90% of revenue in 2010. The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 30-year history with the Department of Education (“DoED”), over 10 years with the Defense Information Systems Agency and eight years with the CMS. The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The operations of Buccaneer acquired in September 2010 are part of the Government Group.
International Group — 7% of revenue in 2010. The International Group serves government and commercial customers in the United Kingdom and Canada and provides consulting, systems integration, and business process outsourcing solutions. Business operations in Argentina, Mexico and Venezuela, formerly part of the International Group, are classified as discontinued operations in the consolidated financial statements. Our operations in Argentina and Mexico were sold in 2010 and our operations in Venezuela were sold in February 2011.
Human Capital Group — 3% of revenue in 2010. The Human Capital Group primarily serves the private sector and provides workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We also provide learning infrastructure development solutions for public sector clients.
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
Systems Integration (Build)
We build large-scale, complex and mission-critical systems for our customers utilizing industry-wide best practices. Our business processes are predictable, scalable, repeatable and reliable and support the critical needs of our customers. We provide the following build services:
•	Service oriented architecture implementation
•	Application development
•	System integration and testing
•	Learning infrastructure development

Business Process Outsourcing (Operate)
We operate entire business processes for our customers. We combine our people, processes and technologies to manage transaction intensive activities. We offer the following services:
•	Multi-channel customer interaction management
•	Case management
•	Eligibility determination
•	Electronic filing
•	Data warehouse management
•	Program management and forecasting
Our Customers
U.S. government departments and agencies represent our largest customer group. We provide services and solutions, typically as a prime contractor, to government customers with an average relationship length of approximately five years. For 2010, our largest customers were the Department of Health and Human Services, including CMS, the Department of Commerce, including the U.S. 2010 Census contract, and the Department of Education. We have more than 30 years of experience in providing information management and strategic business process outsourcing to several civilian and defense agencies of the federal government. We believe our long-standing relationships are due in large part to our technical expertise and proven performance on customer contracts, particularly providing support for our customers’ mission essential programs. Additionally, our services build and leverage agency program knowledge to increase efficiencies.
As a result of the Buccaneer Acquisition in September 2010, we added new business at the Centers for Medicare and Medicaid Services and the Food and Drug Administration. Internationally, our customers include local governments, central governments and commercial customers in the United Kingdom and Canada. We provide consulting, systems integration and business process outsourcing to address a variety of managerial disciplines, including customer interaction, as well as management of data, identity, revenue and human capital. In the Human Capital Group, we provide private and public sector entities, including many Fortune 500 companies, with workforce solutions that automate and improve the recruitment, assessment, selection, training and development of their employees.
A list of our most significant customers follows:
U.S. Department of Health and Human Services
•	Centers for Medicare and Medicaid Services

•	Centers for Disease Control and Prevention
Food and Drug Administration
U.S. Department of Education
•	Office of Federal Student Aid
U.S. Department of Defense
•	U.S. Air Force

•	U.S. Army

•	U.S. Navy

•	U.S. Department of Labor

•	U.S. Department of State

•	U.S. Office of Personnel Management

•	U.S. Department of Commerce

•	U.S. Census Bureau

•	U.S. Intelligence Agencies

•	Canada Post

•	London Borough of Southwark

Our Contracts
We provide services under three types of contractual arrangements: cost-plus, fixed-price, and time and materials, as follows:
•	Cost-plus (cost reimbursable). We are reimbursed for costs that are reasonable, allowable and are allocated to the contract. We are paid a fee representing the profit margin negotiated at contract award, which may be a fixed amount and/or performance based. Revenue and profit under cost-plus service contracts is recognized as costs are incurred based on negotiated rates. Fixed fees on cost-plus service contracts are recognized ratably as services are performed. Incentive fees on cost-plus service contracts are recognized when awarded by the customer or, if determinable as of the reporting date, are recognized ratably as services are performed.
•	Fixed Price. We perform specific tasks or services identified in the contract statement of work for a fixed price over a defined period of performance. Compared with time and materials and cost reimbursable contracts, fixed price contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue and profit on fixed-price service contracts are recognized ratably as services are performed or as units are delivered
•	Time and Materials. We are paid for labor at fixed contracted billing rates and paid for allowable costs related to materials, travel and other direct charges. Revenue for time-and-materials contracts is recognized on the basis of allowable labor hours multiplied by the contracted billing rates, plus costs for items used in the performance of the contract. Profit on time-and-materials contracts result from the difference between the cost of services performed and the contracted billing rates for these services.
A summary of revenue by contract type follows:

	Years Ended December 31,
	2010	2009	2008
Cost-plus	66%	55%	51%
Fixed-price	30%	41%	43%
Time and materials	4%	4%	6%

	100%	100%	100%

Most of our revenue is derived from contracts which have duration of approximately five years, including option years. However, some contracts have a longer duration.
As part of the contract bidding process, we may enter into agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer’s requirements. Subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we often enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. We use subcontractors primarily for non-core functions, such as to provide supplemental customer service representatives and to provide specialists with domain expertise. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors. We are the prime contractor on most of our contracts, and revenue from contracts in which we were the prime contractor represented 68% of total revenue for 2010.
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
A summary of contract backlog by business segment follows (in millions):

	December 31, 2010		December 31, 2009
	Total	Funded	Total	Funded
Government Group	$1,629.2	$241.3	$1,782.6	$313.4
International Group	251.9	161.8	291.2	196.8
Human Capital Group	13.2	13.2	7.1	7.1
Discontinued operations	—	—	44.9	44.9

	$1,894.3	$416.3	$2,125.8	$562.2

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
Our books and records are subject to audit by audit agencies. The Defense Contract Audit Agency performs audits on behalf of the U.S. government. Negotiations of annual incurred cost submittals can take from three to five years or longer from the date of submission. Audits of our incurred cost submissions for 2005 and subsequent years are open. An adverse finding under an audit could result in the disallowance of costs under a cost-reimbursable contract, termination of federal government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the federal government. See “Risk Factors- Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.” In the event that an audit results in disallowance of costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions.
Sales and Marketing
Our sales organization is centralized at the corporate level for the Government Group. The Government Group sales organization participates in strategy development, setting priorities and maturing opportunities for account penetration and expansion, and establishing strategic partnerships. Our marketing efforts are also centralized at the corporate level on a company-wide basis. Our Corporate Development organization is responsible for coordinating collaboration among our segments, focusing resources on contract opportunities and identifying and developing the strategy for future markets and investment. In addition, our Corporate Development organization is responsible for proposal management and development, capture management, Government Wide Acquisition Contract (“GWAC”) Center of Excellence, small business development program, market research, and sales infrastructure management.
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

We believe we significantly differentiate ourselves from our competitors through our ability to provide end-to-end solutions to our customers through a broad range of capabilities. Most of our competitors do not have an integrated service offering. As a result, we compete with certain competitors that individually or in combination provide consulting, systems integration and business processing outsourcing at various stages of the design, build and operate continuum. Some of our competitors are attempting to expand their offerings to become full service providers. To the extent that our competitors are able to successfully broaden their service capabilities, we expect that competition will increase.
Employees
There were 7,008 employees at December 31, 2010, compared with 8,728 at December 31, 2009. The reduction of 1,720, or 20%, resulted from completion of the U.S. 2010 Census contract and from sales of discontinued operations in Latin America in 2010. Labor unions represented 67 employees in the United Kingdom. We consider our employee relations to be satisfactory.
Intellectual Property
We believe our intellectual property, especially our proprietary methodologies, is of economic importance to our business. In addition, we rely on trademarks and copyrights related to our business. We believe we have taken reasonable measures consistent with industry practice to protect the secrecy, confidentiality and value of our intellectual property.
Forward-Looking Statements
This annual report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements. All forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in federal government spending and in the demand for services that the Company provides; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in costs or operating expenses; our substantial debt; changes in the availability of and cost of capital; our ability to successfully integrate acquisitions; general economic and business conditions and the other factors set forth under “Risk Factors” in this annual report on Form 10-K. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company undertakes no obligation, and specifically declines any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the following risk factors. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and cash flows.
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
We derive a significant portion of our revenue from contracts and subcontracts with U.S. government departments and agencies, including the Department of Health and Human Services (“HHS”) and the Department of Education (“DoED”). The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Among the factors that could impact federal government spending and reduce our federal government contracting business are:
•	a reapportioning of or decline in spending by the federal government in general, and HHS and DoED in particular, as a result of changes in federal policies or spending priorities, general economic conditions, or increased focus on federal budgets from concerns over federal deficits;
•	a failure by Congress to appropriate funds for programs in which we participate;

•	changes or delays in or cancellations of federal government programs;
•	the adoption of new laws or regulations that affect companies that provide services to the federal government;
•	federal government shutdowns or other disruptions or delays in the government appropriations process;
•	curtailment of the federal government’s use of third-party service firms or an increase in the trend toward insourcing by the federal government; and
•	changes in the political climate that may affect the funding of operations or the services we provide.
These or other factors could cause federal government agencies to reduce their purchases under contracts, to exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders, to decline to exercise renewal options or to fail to put new contracts out to bid or to enter into new contracts. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations and cash flows.
Since October 2010, the federal government has been operating under a continuing resolution to fund operations. A continuing resolution continues funding for most programs but does not allow for new contracts to be awarded. There have been delays in contract and task order awards. If the federal government is not able to arrive at a long-term solution, there is the possibility of a government work stoppage where only essential work would be authorized. The designation of essential would likely be determined by the federal government on a case by case basis.
Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations and cash flows.
If our contracts with Centers for Medicare and Medicaid Services (“CMS”) or Federal Student Aid were terminated or reduced in value, our business would be adversely affected.
The Department of Health and Human Services (“HHS”) represented 36% and the Department of Education (“DoED”) represented 13% of total revenue for 2010. We are dependent on these agencies for a substantial portion of our revenue. The loss of a major contract with these agencies or a significant reduction in the value of a major contract would significantly and adversely affect our business, financial condition and results of operations and cash flows.
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
The federal government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and task orders. If the federal government terminates and/or materially modifies any of our contracts or if any applicable option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and adversely affect our business, financial condition and results of operations and cash flows.

Our federal government contracts are subject to competitive bidding, both upon initial issuance and recompetition. If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could have a material adverse effect on our business, financial condition and results of operations and cash flows.
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
The federal government contracts for which we compete typically have multiple option periods, and if we fail to win a contract, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, such failure could have a material adverse effect on our business, financial condition and results of operations and cash flows.
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
Many of our federal government contracts are multiple award IDIQ contracts, such as our IDIQ contract with CMS. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the federal government is not obligated to order a minimum of services or supplies from a contractor beyond a token amount, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the federal government customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best value approach. Many IDIQ contracts also permit the government customer to direct work to a specific contractor. Additionally, GWACs, like IDIQ contracts, do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. Our federal government customers may not award us task orders under our IDIQ contracts or GWACs, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. We do not include contract ceiling values for IDIQ contracts or GWACs in our contract backlog.
Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.
As a federal government contractor, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our federal government customers and impose added costs. Federal government agencies routinely audit and investigate government contractors. These agencies review contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract would not be reimbursed. At any given time, many of our contracts are under review by one or more government agencies.

In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.
As a federal government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities, the results of which could have a material adverse effect on our business. If we violate the Civil False Claims Act or other federal laws in connection with the performance of contracts, we could face administrative, civil or criminal liabilities, including repayments, fines or penalties. If we were suspended or prohibited from contracting with the federal government generally, or any significant federal government agency, if our reputation or relationship with federal government agencies were impaired or if the federal government otherwise ceased doing business with us or significantly reduced the amount of business it does with us, our business, financial condition, and results of operations and cash flows would be adversely affected.
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
Our operations in the United Kingdom and Canada are reported in continuing operations. Discontinued operations include our businesses in Argentina and in Mexico that were sold in 2010 and in Venezuela that was sold in February 2011. Our foreign operations are subject to risks customarily associated with doing business in foreign countries, including fluctuations in foreign currency exchange rates, labor and economic conditions, political instability, controls on repatriation of earnings, nationalization, expropriation and other forms of restrictive actions by local governments. Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations and cash flows. Our operations conduct most of their business in their local currency. Our financial results are reported in U.S. dollars and are affected by changes in the foreign exchange rates of the local currencies in relation to the U.S. dollar.

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
We have net operating tax loss carryforwards that must be used within the carryforward period to reduce future federal income tax payments, and a 3% tax withholding requirement applicable to government contractors could adversely affect our operating cash flow.
At December 31, 2010, we had a U.S. net operating tax loss carryforward of $55.5 million available to offset future taxable income and reduce future federal income taxes during the carryforward period. The utilization depends on the generation of future taxable income to absorb the losses. Under U.S. GAAP, we have determined for financial accounting and reporting purposes that it is more likely than not that we will utilize the available losses to reduce future federal income taxes during the carryforward period. Adverse changes in circumstances or business conditions could affect our ability to use available losses within the carryforward period.
A withholding requirement under which government agencies would reduce their cash payments to government contractors by 3% of the amount billed and remit the withheld funds directly to the Internal Revenue Service as an advance payment of the government contractor’s income tax liability was passed in Section 511 of the “Tax Increase Prevention and Reconciliation Act of 2005” (P.L. 109-222). The “American Recovery and Reinvestment Act of 2009” delayed the effective implementation date to January 2012. In view of our net operating tax loss carryforward, we do not expect to make federal income tax payments for the foreseeable future. If the 3% withholding requirement becomes effective as scheduled, it could adversely affect our operating cash flow until such time that we could file for and obtain a refund of the advance tax payments made on our behalf.
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
We must also compete to attract the skilled and experienced personnel integral to our continued operation. We hire from a limited pool of potential employees with specialized technical skill sets as prerequisites for many positions. Our failure to compete effectively for employees or excessive attrition among our skilled personnel could reduce our ability to satisfy our customers’ needs, and increase the costs and time required to perform our contractual obligations. This could adversely affect our business, financial condition and results of operations and cash flows.
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
We may enter into joint ventures so that we can jointly bid and perform on a particular project. The success of a joint venture depends, in large part, on the satisfactory performance of the contracted services by the joint venture partners. If joint venture partners do not meet their obligations, the joint venture may be unable to adequately perform and deliver its contracted services. We may be required to make additional investments or to provide additional services to ensure the adequate performance and delivery of the contracted services. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. These additional obligations could adversely affect our business, financial condition and results of operations and cash flows.
Failure to maintain strong relationships with prime contractors could adversely affect our business.
As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could affect our reputation, even when we perform as required. Our business, financial condition and results of operations and cash flows could be adversely affected if other contractors eliminate or reduce their subcontract relationships with us or if the federal government terminates or reduces other prime contractors’ programs or does not award them new contracts.
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
Substantially all of our revenue is derived from services performed by employees in our facilities, or those of our customers. In the event of a serious outbreak of a virus other communicable disease, a serious weather related disruption or other national emergency, our operations could be disrupted by high levels of absenteeism, and in extreme cases, it may be necessary to temporarily close facilities. Such disruptions could reduce our service levels and adversely affect our business, financial condition and results of operations and cash flows.

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
As of December 31, 2010, we had long-term debt of $406.8 million outstanding, and, subject to certain limitations including compliance with the maximum allowable limits under the leverage ratio covenant, we would have been able to borrow an additional $49.8 million under our revolving credit facility that is scheduled to expire in February 2012. Our substantial debt could have important consequences. For example, it could:
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
Long-term debt amounted to $406.8 million at December 31, 2010 and consists of a term loan of $216.8 million and senior subordinated notes of $190.0 million. Long-term debt is scheduled to mature as follows: (i) term loan under the senior secured credit facility is scheduled to mature in February 2013, and (ii) the senior subordinated fixed rate notes are scheduled to mature in February 2015. Debt repayments will require significant amounts of cash. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance our debt when it matures, depends on numerous factors beyond our control. In view of the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates and limited availability of debt financing capacity. In addition, we are subject to interest rate risk on the unhedged portion of the variable-rate term loan and the available portion of the revolving credit facility under the senior secured credit facility.

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
We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue business operations. If the U.S. government fails to pay or delays the payment of our invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Our ability to make debt service payments, refinance our debt, fund working capital needs, and fund planned capital expenditures depends on our ability to generate cash flow that is subject to general economic, financial, competitive and other factors that are beyond our control.
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
Our senior secured credit facility requires us to meet certain financial ratios. We may not be able to maintain these ratios and if we fail to be in compliance with these requirements, we will not be able to borrow the full amount available under the senior secured revolving credit facility.
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
A summary of the locations of leased office facilities, net of subleases, at December 31, 2010, follows:

Square
Feet
United States
Arlington, Virginia (corporate headquarters)	68,833
Chicago, Illinois	22,801
Coralville, Iowa	103,947
Corbin, Kentucky	35,270
Falls Church, Virginia	32,680
Herndon, Virginia	18,921
Lawrence, Kansas	174,000
Owings Mills, Maryland	19,278
Phoenix, Arizona	162,343
Richmond, Virginia	123,199
Tampa, Florida	99,039
Warrenton, Virginia	45,585
West Des Moines, Iowa	36,194
York, Pennsylvania	32,200
All other	33,876

1,008,166

Foreign Locations
Canada	41,752
United Kingdom	203,971

245,723

ITEM 3. LEGAL PROCEEDINGS
The Company is subject to legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations and cash flows or financial position.
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
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data for the Successor Entity for the years ended December 31, 2010, 2009 and 2008, and for the period February 15 to December 31, 2007, have been derived from Vangent’s consolidated financial statements. Financial data for the Predecessor Entity for the period January 1 to February 14, 2007 and for the year ended December 31, 2006 have been derived from carve-out financial statements based on the historical accounting records of Pearson Government Solutions Business. Prior to the acquisition of Pearson Government Solutions by Veritas Capital and its affiliates (“Vangent Acquisition”), there was no direct ownership relationship among the operations comprising the business.

Selected financial data follows (dollars in thousands):

	Successor Entity (1)				Predecessor Entity
				Period	Period
		Years Ended		February 15 to	January 1 to	Year Ended
	December 31,			December 31,	February 14	December 31,
	2010	2009	2008	2007	2007	2006
Statements of Operations Data
Revenue	$761,841	$583,986	$532,049	$427,129	$55,514	$499,387
Cost of revenue	639,377	490,500	440,495	356,241	45,411	394,287

Gross profit	122,464	93,486	91,554	70,888	10,103	105,100
General and administrative expenses	45,354	40,387	46,440	40,267	9,219	43,117
Selling and marketing expenses	19,905	18,003	14,930	13,284	1,766	17,898
Impairment of goodwill and indefinite-life intangible asset	5,320	11,227	13,766	—	—	—

Operating income (loss)	51,885	23,869	16,418	17,337	(882)	44,085
Interest expense, net	31,140	34,289	35,244	33,418	6	854

Income (loss) from continuing operations before income taxes	20,745	(10,420)	(18,826)	(16,081)	(888)	43,231
Provision (benefit) for income taxes	(31,486)	6,794	4,939	6,151	(275)	16,108

Income (loss) from continuing operations	52,231	(17,214)	(23,765)	(22,232)	(613)	27,123
Income (loss) from discontinued operations, net of tax	(12,228)	(16,794)	(2,742)	183	238	1,492

Net income (loss)	40,003	(34,008)	(26,507)	(22,049)	(375)	28,615
Net loss attributed to noncontrolling interest	(26)	—	—	—	—	—

Net income (loss) attributable to Vangent	$40,029	$(34,008)	$(26,507)	$(22,049)	$(375)	$28,615

Balance Sheet Data
Cash and cash equivalents	$27,194	$44,638	$19,446	$23,831	$1,478	$9,562
Working capital	63,337	76,179	75,272	69,439	72,061	60,024
Total assets	669,735	640,229	666,274	694,068	605,087	596,776
Long-term debt	406,754	420,366	420,366	420,875	—	—
Equity	157,371	109,863	144,637	180,289	541,853	529,084

Statements of Cash Flow Data
Cash flows provided by (used in):
Operating activities	70,891	40,387	18,410	30,847	(18,896)	14,378
Investing activities	(73,118)	(15,783)	(13,530)	(622,612)	(3,727)	(15,885)
Financing activities	(15,804)	(188)	(8,088)	617,803	13,271	9,110

(1)	As a result of the purchase method of accounting and the valuation of assets and liabilities at fair value in connection with the Vangent Acquisition in February 2007, the results of operations for the Successor Entity are not comparable with the Predecessor Entity. The new basis of accounting and related financing has a significant effect on the results of operations of the Successor Entity and reflects:
•	Amortization of intangible assets included in cost of revenue.
•	Interest expense on long-term debt.
•	The effect of a tax valuation allowance on the provision for income taxes.

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
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign governments and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of December 31, 2010, our total contract backlog was $1.9 billion, compared with $2.1 billion at the end of 2009.
The Department of Health and Human Services (“HHS”) represented 36%, the Department of Commerce (“DoC”) represented 24%, and the Department of Education (“DoED”) represented 13% of total revenue for 2010. We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including a 30-year history with the Department of Education, over 10 years with the Defense Information Systems Agency and nine years with the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is also responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The operations of Buccaneer acquired in mid September 2010 are part of the Government Group. The Government Group represented 90% of total revenue for 2010.
The International Group serves government customers in the United Kingdom and Canada and provides consulting, systems integration, business process outsourcing, and the management of data, identity, revenue and human capital. The International Group continuing operations represented 7% of total revenue for 2010. Business operations in Latin America, formerly part of the International Group, are classified as discontinued operations in the consolidated financial statements. Our operations in Argentina and Mexico were sold in 2010 and our operations in Venezuela were sold in February 2011.
The Human Capital Group designs, builds, and operates workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce. We provide solutions that automate pre-employment screening which improves the quality and retention of new employees and reduces the cost and time associated with workforce planning and hiring. The Human Capital Group represented 3% of total revenue for 2010.
Buccaneer Acquisition in September 2010
In September 2010, Vangent acquired Buccaneer Computer Systems & Service, Inc. (“Buccaneer Acquisition”). Buccaneer is a leading provider of IT services, infrastructure, secure data hosting and data analytics for the government healthcare market. Vangent acquired all outstanding shares of Buccaneer stock in exchange for purchase consideration of $64.6 million. Vangent funded the $60.0 million paid at closing with available cash of $44.0 million and a variable-rate borrowing of $16.0 million drawn on its senior secured revolving credit facility. The revolving credit borrowing was repaid in full in December 2010.

The Buccaneer Acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill.
Acquisition of Aptiv Technology Partners in 2008
In 2008 Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3.9 million, including acquisition fees. The acquisition further strengthens our ability to serve government and commercial health customers with the latest technology and consulting expertise.
Vangent Acquisition in February 2007
In February 2007, Vangent Holding Corp. consummated the acquisition of all of the equity interests of Pearson Government Solutions, Inc., a 100%-owned subsidiary of Pearson, and the domestic and international affiliates of Pearson Government Solutions, Inc. engaged in the consulting, systems integration and business processing outsourcing business operated by the Pearson Government Solutions operating unit of Pearson and the other seller entities (“Vangent Acquisition”).
The total purchase consideration paid to Pearson for the Vangent Acquisition was $638.5 million and included: (i) $560.0 million in cash; (ii) $35.0 million in Series A preferred stock of Vangent Holding Corp.; (iii) $5.0 million in Series B preferred stock of Vangent Holding Corp.; and (iv) 10% of the Class A membership interests in Vangent Holding LLC. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp.
Accounting for the Vangent Acquisition was based in part on the portion of Pearson’s (“continuing stockholder”) basis in Vangent represented by its 10% residual interest assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired by Vangent Holding Corp. (the remaining 90%) was recorded at fair value. As a result, the assets and liabilities were assigned new values which include part carryover basis and part fair value basis. Goodwill of $301.9 million resulted from the Vangent Acquisition.
Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America that are reported as discontinued operations in the consolidated financial statements. Sales of business operations in Argentina and Mexico were completed in 2010, and the sale of operations in Venezuela was completed in February 2011 to complete the disposal of discontinued operations.
Factors Affecting Our Results of Operations
Our results of operations are affected by a number of factors, including but not limited to, the following:
Nature of Our Contracts
Contracts funded by U.S. government agencies represented 88% of total revenue for 2010, compared with 84% for 2009. Revenue from contracts in which we acted as the prime contractor represented 68% of total revenue, a reduction from 85% for 2009 due to subcontract work performed on the U.S. 2010 Census contract. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Revenue generated by the Government Group reflects our continuing strategic emphasis on the development of enhanced information management and business process outsourcing solutions across the U.S. government with a particular focus in the health, education, national security, and intelligence related fields.

We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Years Ended December 31,
	2010	2009	2008
Cost-plus	66%	55%	51%
Fixed-price	30%	41%	43%
Time and materials	4%	4%	6%

	100%	100%	100%

The increases in the percentage of revenue from cost-plus contracts for 2010 resulted from the U.S. 2010 Census contract.
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
Income Taxes
In connection with the Buccaneer Acquisition in 2010 and the Vangent Acquisition in 2007, elections under Section 338(h) (10) of the Internal Revenue Code significantly increased the tax basis of U.S. assets resulting in tax deductions for the amortization of intangibles and goodwill. The deductions significantly contribute to the net operating loss carryforward that is available to reduce future cash taxes.
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

	December 31, 2010		December 31, 2009
	Total	Funded	Total	Funded
Government Group	$1,629.2	$241.3	$1,782.6	$313.4
International Group	251.9	161.8	291.2	196.8
Human Capital Group	13.2	13.2	7.1	7.1
Discontinued operations	—	—	44.9	44.9

	$1,894.3	$416.3	$2,125.8	$562.2

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
Revenue and profit on fixed-price systems development contracts within the scope of the FASB Accounting Standards Codification Topic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts (formerly Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts), are recognized under the percentage-of-completion method based on the ratio of actual costs incurred to the total estimated costs at completion of the contract, multiplied by estimated total contract revenue. Provision for the full amount of an anticipated loss on a contract is recognized in the period in which the loss becomes probable and can be reasonably estimated.
Revenue recognition requires significant judgment relative to assessing risks, estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Contracts may include a combination of one or more services or deliverables. Judgment is required to determine if a contract with more than one element should be considered separate units of accounting with revenue allocated to each element.

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
Definite-Life Intangible Assets
Definite-life intangible assets are amortized over their estimated useful lives. The intangible asset for customer relationships resulting from the Buccaneer Acquisition in 2010 is amortized based on an accelerated method. Amortization of intangible assets is included in cost of revenue in the consolidated statements of operations. The carrying amount of definite-life intangible assets is evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.
Goodwill and Indefinite-Life Intangible Asset
Goodwill is that amount by which the cost of an acquired business exceeds the fair value of assets acquired and liabilities assumed. In connection with the Vangent Acquisition in February 2007, goodwill was initially allocated to the business segments as follows: Government Group $247.7 million, International Group $22.7 million and Human Capital Group $19.2 million; in addition, an indefinite-life intangible asset amounting to $11.2 million was initially recorded for the Human Capital Group. In 2010 the Buccaneer Acquisition added goodwill of $30.5 million for the Government Group.
The Company tests goodwill and the indefinite-life intangible asset for each reporting unit, or segment, on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. If the fair value of the indefinite-life intangible asset exceeds its carrying amount, the asset is not considered impaired. The impairment test for goodwill is a two-step process. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount for a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of the impairment loss by comparing the fair values of goodwill with the carrying amount. Fair values are determined using an income approach based on a discounted cash flow methodology. The Company considers and relies, in part, on reports of a third-party expert to determine the fair values.
In the fourth quarter of 2010, the Company performed the annual impairment tests and recorded impairment charges totaling $5.3 million for the Human Capital group. The indefinite-life intangible asset and goodwill were impaired by $3.8 million and $1.5 million, respectively, as a result of the recession in the United States and continuing high unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers in the Human Capital Group. As a result of impairment charges, the balance of goodwill for the International Group has been reduced to $9.2 million, and for the Human Capital Group goodwill has been reduced to $7.0 million and the indefinite-life intangible asset reduced to $6.5 million at December 31, 2010.
The process of evaluating the impairment of goodwill and the indefinite-life intangible asset is subjective and requires significant judgment at many points during the analysis. In estimating fair values of the reporting units for the annual evaluation, estimates and judgments are developed about the future cash flows for each of the reporting units, including estimated long-term growth rates, the level and timing of future cash flows, discount rates and assumptions about the future economic and operating environment. Although cash-flow forecasts are based on assumptions that are consistent with plans and estimates that are used to manage the business segments, there is significant judgment in determining the cash flows attributable to reporting units over the forecast period. We cannot be certain that a future downturn in any of our businesses or adverse changes in market conditions compared with our estimates and assumptions will not result in future impairment charges. Failure to achieve forecast operating results due to further weakness in the economic environment or other factors could result in future impairment charges.

Equity-Based Compensation
Vangent charges equity-based compensation expense for awards of Class B or B-1 membership interests in Vangent Holding LLC granted to certain employees and independent directors. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, of Vangent Holding Corp. which in turn owns 100% of Vangent’s common stock. The Class B or B-1 membership interests represent net profits interests in Vangent Holding LLC and are considered equity-based awards. Holders of Class B or B-1 membership interests are entitled to receive their respective proportional interest in distributions made by Vangent Holding LLC, provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award. The fair value of grants of Class B or B-1membership interests is determined by management using an income approach based on a cash flow methodology, less a discount for lack of liquidity. The Company considers and relies, in part, on reports of third-party experts in the determination of fair value of grants of Class B or B-1 membership interests.
Income Taxes and Tax Valuation Allowance
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
A purchase accounting tax valuation allowance was established in 2007 in connection with the Vangent Acquisition, and a full valuation allowance was provided against U.S. deferred tax assets at December 31, 2008 and 2009. A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment for a valuation allowance requires judgment on the part of management with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company has recently experienced positive trends in its continuing operating performance, and the positive trends are likely to continue in future periods. The Company has concluded at December 31, 2010, based upon all available evidence, that it is more likely than not that U.S. deferred tax assets will be realizable, except for the portion relating to a net capital loss carryforward resulting from the sales of discontinued operations in Latin America. Accordingly, the tax valuation allowance against deferred tax assets was reversed in 2010 since realization is believed to be more likely than not. The reduction to the tax valuation allowance is recorded as an adjustment to the provision for income taxes for 2010.
Discontinued Operations
Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America that are reported as discontinued operations in the consolidated financial statements. Charges for expected losses on sale or disposal were recorded based on a comparison of estimates of fair values for each of the discontinued operations with the related carrying amounts. Fair values were initially determined using an income approach based on a discounted cash flow methodology. The Company considered and relied, in part, on reports of a third-party expert to determine the initial estimates of fair values. Fair value estimates were revised and additional charges for expected losses on sale or disposal were recorded based on bids and letters of intent received from market participants in the Latin American countries. Expected losses were adjusted to actual as a result of sales of business operations in Argentina and Mexico that were completed in 2010, and the sale of operations in Venezuela that was completed in February 2011.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Years Ended			Years Ended
	December 31,		Increase	December 31.		Increase
	2010	2009	(Decrease)	2009	2008	(Decrease)
Statements of Operations Data
Revenue	$761,841	$583,986	$177,855	$583,986	$532,049	$51,937
Cost of revenue	639,377	490,500	148,877	490,500	440,495	50,005

Gross profit	122,464	93,486	28,978	93,486	91,554	1,932
General and administrative expenses	45,354	40,387	4,967	40,387	46,440	(6,053)
Selling and marketing expenses	19,905	18,003	1,902	18,003	14,930	3,073
Impairment of goodwill and indefinite-life intangible asset	5,320	11,227	(5,907)	11,227	13,766	(2,539)

Operating income	51,885	23,869	28,016	23,869	16,418	7,451
Interest expense, net	31,140	34,289	(3,149)	34,289	35,244	(955)

Income (loss) from continuing operations before income taxes	20,745	(10,420)	31,165	(10,420)	(18,826)	8,406
Provision (benefit) for income taxes	(31,486)	6,794	(38,280)	6,794	4,939	1,855

Income (loss) from continuing operations	52,231	(17,214)	69,445	(17,214)	(23,765)	6,551
Loss from discontinued operations, net of tax	(12,228)	(16,794)	4,566	(16,794)	(2,742)	(14,052)

Net income (loss)	40,003	(34,008)	74,011	(34,008)	(26,507)	(7,501)
Net loss attributed to noncontrolling interest	(26)	—	26	—	—	—

Net income (loss) attributable to Vangent	$40,029	$(34,008)	$74,037	$(34,008)	$(26,507)	$(7,501)

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	83.9	84.0		84.0	82.8

Gross profit margin	16.1	16.0		16.0	17.2
General and administrative expenses	6.0	6.9		6.9	8.7
Selling and marketing expenses	2.6	3.1		3.1	2.8
Impairment of goodwill and indefinite-life intangible asset	0.7	1.9		1.9	2.6

Operating income margin	6.8	4.1		4.1	3.1
Interest expense, net	4.1	5.9		5.9	6.6

Income (loss) from continuing operations before income taxes	2.7	(1.8)		(1.8)	(3.5)
Provision (benefit) for income taxes	(4.2)	1.1		1.1	1.0

Income (loss) from continuing operations	6.9	(2.9)		(2.9)	(4.5)
Loss from discontinued operations, net of tax	(1.6)	(2.9)		(2.9)	(0.5)

Net income (loss)	5.3	(5.8)		(5.8)	(5.0)
Net loss attributed to noncontrolling interest	—	—		—	—

Net income (loss) attributable to Vangent	5.3%	(5.8)%		(5.8)%	(5.0)%

Years Ended December 31, 2010 and 2009
Buccaneer Acquisition
On September 15, 2010, Vangent completed the Buccaneer Acquisition. The results of operations of Buccaneer for the period September 15 to December 31, 2010, are included in the consolidated statements of operations and cash flows for the periods ended December 31, 2010. The results of operations for Buccaneer reflect amortization of acquired intangible assets on an accelerated method.
Revenue
A summary of revenue by business segment follows (dollars in thousands):

	Years Ended
	December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue by business segment
Government Group	$688,270	$511,482	$176,788	35%
International Group	50,435	44,194	6,241	14%
Human Capital Group	25,420	33,487	(8,067)	(24)%
Elimination	(2,284)	(5,177)	2,893	56%

	$761,841	$583,986	$177,855	30%

Business segment revenue as a percent of total revenue
Government Group	90.3%	87.6%
International Group	6.6	7.6
Human Capital Group	3.3	5.7
Elimination	(0.2)	(0.9)

	100.0%	100.0%

The Department of Health and Human Services (“HHS”) represented 36%, the Department of Commerce (“DoC”) represented 24%, and the Department of Education (“DoED”) represented 13% of total revenue for 2010.
Government Group Revenue
The Buccaneer Acquisition completed in mid September 2010 contributed revenue of $34.9 million for 2010 from the date of acquisition. Revenue from HHS contracts, primarily Centers for Medicare and Medicaid Services (“CMS”), represented 83% of Buccaneer revenue for the period.
Other increases in Government Group revenue for 2010 compared with 2009 include: (i) revenue from DoC contracts increased $152.4 million from the processing of census forms and data capture under the U.S. 2010 Census contract that was completed in 2010, and (ii) revenue from DoED increased $13.1 million from additional contract work with the Office of Federal Student Aid. Revenue from DoD contracts increased $2.0 million for 2010 including an increase of $10.4 million in revenue from the Single Sign On contract with the Defense Health Information Management System that was offset by a reduction of $10.5 million in revenue from the Traumatic Brain Injury contract with the Military Health System.
The increase of 35% in Government Group revenue for 2010 was partially offset by, (i) a reduction of $9.1 million resulting from the one-time cash-for-clunkers program for the Department of Transportation in 2009, (ii) a reduction of $7.2 million resulting from the transition to automated processing of ERISA filings under contracts with the Department of Labor (“DoL”), and (iii) a reduction of $7.0 million from HHS contracts, primarily Centers for Medicare and Medicaid Services (“CMS”).

International Group Revenue
The increase of 14% in International Group revenue for 2010 reflects an increase of $4.4 million from the start up of a major one-year contract in the United Kingdom, partly offset by reductions from a completed contract and lower volume in Canada. Changes in foreign currency exchange rates increased revenue by $2.0 million, compared with the average exchange rates prevailing during 2009.
Human Capital Group Revenue
The reduction of 24% in Human Capital Group revenue reflects a reduction of $12.9 million from the completion in 2009 of a foreign military sales contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure.
Cost of Revenue
The increase in cost of revenue of $148.9 million, or 30%, primarily reflects costs incurred for contract work performed under the U.S. 2010 Census contract with DoC that was completed in 2010. Costs for salaries and wages, including incentive compensation costs, increased $67.8 million, or 40%. Costs for employee benefits increased $20.5 million, or 26%. The average number of employees increased 43% primarily for work performed on the U.S. 2010 Census contract. Incentive compensation costs increased; incentive compensation costs were minimal for 2009. The Buccaneer Acquisition completed in mid September 2010 increased costs by $32.4 million for 2010 for operations from the date of acquisition, including amortization of $1.7 million for acquired intangible assets, primarily customer relationships, on an accelerated method. Changes in foreign exchange rates increased costs of the International Group by $1.7 million, compared with the average exchange rates prevailing during 2009.
General and Administrative Expenses
The increase in general and administrative expenses reflects increased incentive compensation expense of $5.8 million. Incentive compensation expense is accrued based upon the level of operating results compared to established targets; there was no incentive compensation expense accrued for 2009. The Buccaneer Acquisition completed in mid September 2010 increased expenses by $1.4 million for 2010 for operations from the date of acquisition. Acquisition-related cost and expenses of $0.6 million from the Buccaneer Acquisition increased expenses for 2010. Legal and consulting fees increased for 2010.
General and administrative expenses were 6.0% of revenue, compared with 6.9% for 2009. The reduction reflects revenue earned on the U.S. 2010 Census contract for which there was minimal incremental general and administrative expenses.
Selling and Marketing Expenses
The increase in selling and marketing expenses reflects higher commission and incentive compensation expenses and an increase in the number of new business development employees in the Government Group.
Impairment Charges for Goodwill and Indefinite-Life Intangible Asset
Impairment charges for goodwill and an indefinite-life intangible asset totaled $5.3 million for 2010 and $11.2 million for 2009. The Company performs the annual impairment test in the fourth quarter of each year. Goodwill and an indefinite-life intangible asset for the Human Capital Group were impaired by $5.3 million for 2010 and $3.3 million for 2009 as a result of continuing high unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers. Goodwill for the International Group was impaired by $7.9 million for 2009 as a result of adverse business conditions and reduced expectations of future operating performance.

Operating Income
A summary of operating income by business segment follows (dollars in thousands):

	Years Ended
	December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Operating income (loss) by business segment
Government Group	$58,399	$36,380	$22,019	61%
International Group	1,206	(7,379)	8,585	—%
Human Capital Group	(7,694)	(5,111)	(2,583)	(51)%
Corporate	(26)	(21)	(5)	(24)%

	$51,885	$23,869	$28,016	117%

Operating margin by business segment
Government Group	8.5%	7.1%
International Group	2.4%	(16.7)%
Human Capital Group	(30.3)%	(15.3)%
The increase in Government Group operating income primarily reflects work on the U.S. 2010 Census contract with DoC that was completed in 2010. Award fees earned under cost-plus contracts, including the U.S. 2010 Census contract, increased $14.4 million compared with 2009. Higher revenue earned on DoED contracts contributed to the increase in operating income for 2010. The Buccaneer Acquisition completed mid-September 2010 contributed $1.1 million to operating income and reflects charges for amortization of intangible assets on an accelerated method. The increase in operating income for 2010 was partly offset by (i) a reduction of $4.9 million from contracts with DoL resulting from the transition to automated processing of ERISA filings, and (ii) higher accrued expenses of $6.3 million for incentive compensation compared with 2009 when no incentive compensation was earned or accrued.
International Group operating income for 2010 reflects the start up of a major one-year contract in the United Kingdom, partly offset with lower income from Canada. The operating loss for 2009 reflects a goodwill impairment charge of $7.9 million.
The Human Capital Group operating losses reflect impairment charges for goodwill and the indefinite-life intangible asset of $5.3 million for 2010 and $3.3 million for 2009. Operating results for 2010 also reflect the adverse impact of lower revenue from completion in 2009 of sales contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure and lower revenue from reductions in training needs and customer hiring patterns from continued high unemployment levels.
Interest Expense, Net
The reduction in interest expense, net, of $3.1 million resulted from lower average variable interest rates on the unhedged portion of the term loan. The average variable rate was 2.4% for 2010, compared with 3.4% for 2009. A portion of the interest rate swap on the hedged portion of the term loan, under which we pay a fixed rate and receive a variable rate, matured in February 2010; the increase in the unhedged portion of the term loan benefitted from lower variable rates for 2010, compared with the fixed rate for 2009. The remaining balance of the interest rate swap with a notional amount of $150.0 million is scheduled to mature in February 2011.

Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Years Ended
	December 31,		Increase
	2010	2009	(Decrease)
Provision for income taxes before change in tax valuation allowance	$4,076	$220	$3,856
Change in tax valuation allowance	(35,562)	6,574	(42,136)

Total provision (benefit) for income taxes	$(31,486)	$6,794	$(38,280)

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for 2010 is net of the reversal of the tax valuation allowance for deferred tax assets. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company has recently experienced positive trends in its continuing operating performance, and the positive trends are likely to continue in future periods. The Company has concluded at December 31, 2010, based upon all available evidence, that it is more likely than not that U.S. deferred tax assets will be realizable, except for the portion relating to a net capital loss carryforward resulting from the sales of discontinued operations in Latin America. Accordingly, the tax valuation allowance against deferred tax assets was reversed in 2010 since realization is believed to be more likely than not. The reduction to the tax valuation allowance is recorded as an adjustment to the provision for income taxes for 2010.
Discontinued Operations
A summary of revenue and cost and expenses for discontinued operations in Latin America that are segregated and reported separately in the consolidated financial statements follows (in thousands):

	Years Ended
	December 31,		Increase
	2010	2009	(Decrease)
Revenue	$24,697	$22,803	$1,894
Costs and expenses	23,600	29,894	(6,294)
Losses on sales or disposal and impairment charges	22,151	9,218	12,933
Other (income) expense, net	(1,020)	525	(1,545)

Loss from discontinued operations before income taxes	(20,034)	(16,834)	(3,200)
Provision (benefit) for income taxes	(7,806)	(40)	(7,766)

Loss from discontinued operations, net of tax	$(12,228)	$(16,794)	$4,566

Revenue and costs and expenses for discontinued operations for 2010 were affected by the sale of operations in Argentina completed in the third quarter of 2010 and the sale of operations in Mexico completed in the fourth quarter of 2010. Revenue from a contract with Mexico’s social security agency increased for 2010. However, low member enrollments under the social security contract resulted in revenue that was below expectations. The social security contract was in the start up phase and had experienced operational delays in 2009. An increase in revenue from Mexico was partially offset by the completion of a contract with the Mexican tax authority in March 2010.
Revenue and costs and expenses are denominated in multiple foreign currencies and are affected by foreign currency exchange rate changes. Changes in rates, primarily the Mexican Peso, reduced revenue by $1.1 million, compared with the average rates for 2009.
The reduction in costs and expenses for discontinued operations resulted from sales of operations in Argentina and Mexico in 2010, the completion of a contract in Mexico in March 2010, and high costs incurred in 2009 under the contract with Mexico’s social security agency that was in the start up phase and experienced operational delays. Under the accounting for discontinued operations, there is no depreciation and amortization expense for 2010, compared with $2.1 million for 2009.

Losses on sales or disposal amounted to $22.2 million for 2010 and resulted from reduced expectations and the completion of sales of operations in Argentina in the third quarter and Mexico in the fourth quarter of 2010. The valuation of the businesses by market participants was substantially below expectations as a result of lack of potential buyers and limited competition in the bidding process. Charges for expected loss on disposal and goodwill impairment totaled $9.2 million for 2009.
Other income from discontinued operations for 2010 includes equity in net income of $1.1 million from a joint venture in Argentina that began operating in the second quarter of 2009.
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
The increase in Government Group revenue for 2009 resulted primarily from the following:
•	Revenue from DoC contracts increased $26.0 million from initial work on the U.S. 2010 Census contract.
•	Revenue from DoD contracts increased $18.0 million, primarily from the Military Health System including a new contract for traumatic brain injury.
•	A short-term contract with DoT under the cash-for-clunkers program generated revenue of $9.1 million for 2009.
•	Revenue from a new contract with the Department of State (“DoS”) generated $9.0 million for initial work on the National Passport Information Center.
The increases for the Government Group were partially offset by a reduction of $8.0 million in revenue in the commercial health business as a result of the completion of a major contract and a reduction of $4.4 million in revenue from HHS contracts from lower call volumes.
The reduction of 9% in International Group revenue reflects the impact of foreign currency exchange rate changes that reduced revenue by $6.4 million compared with the average exchange rates prevailing during 2008 and lower volume on Canadian contracts, partially offset by the startup of two contracts in the United Kingdom.

The increase of 14% in Human Capital Group revenue reflects a new foreign military contract with the U.S. Air Force to modernize the Royal Saudi Air Force learning infrastructure, offset in part by lower assessment product revenue and training services for various commercial customers due to reductions in customer hiring patterns and overall economic conditions.
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
Impairment Charges for Goodwill and Indefinite-Life Intangible Asset
Impairment charges for goodwill and an indefinite-life intangible asset totaled $11.2 million for 2009. In the fourth quarter of 2009, the Company performed its annual impairment test and determined that goodwill was impaired. Goodwill for the International Group was impaired by $7.9 million as a result of continuing adverse business conditions and reduced expectations of future operating performance. Goodwill and an indefinite-life intangible asset for the Human Capital Group were impaired by $2.5 million and $0.8 million, respectively, as a result of high and continuing unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers.
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

Operating Income

	Years Ended
	December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Operating income (loss) by business segment
Government Group	$36,380	$28,987	$7,393	26%
International Group	(7,379)	(4,163)	(3,216)	(77)%
Human Capital Group	(5,111)	(8,348)	3,237	39%
Corporate	(21)	(58)	37	64%

	$23,869	$16,418	$7,451	45%

Operating margin by business segment
Government Group	7.1%	6.4%
International Group	(16.7)%	(8.6)%
Human Capital Group	(15.3)%	(28.5)%
Government Group operating income increased $7.4 million, or 26%, and operating margin increased to 7.1% for 2009, compared with 6.4% for 2008. Operating income for 2008 was reduced by a net charge of $2.0 million resulting from the settlement of a customer contract dispute. The net increase in operating income also reflects initial work on the U.S. 2010 Census contract with DoC, the new national passport contract with DoS, and increased work on the ERISA contract with DoL. In addition, incentive compensation expense for 2009 was lower by $6.3 million in 2009 compared to 2008, and award fees earned under cost-plus contracts increased $4.1 million for 2009. The increase in operating income from these factors was partly offset by higher call volume on student loan programs that resulted in increased costs and lower operating income under DoED fixed-priced contracts. Income from the commercial health business declined as a result of completion of a major contract.
The International Group operating losses reflect goodwill impairment charges of $7.9 million for 2009 and $5.6 million for 2008. In addition, operating results for 2009 were adversely affected by lower volume on Canadian contracts.
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
Provision for Income Taxes
A summary of the provision for income taxes follows (in thousands):

	Years Ended
	December 31,		Increase
	2009	2008	(Decrease)
Provision (benefit) for income taxes before change in tax valuation allowance	$220	$(5,204)	$5,424
Change in tax valuation allowance	6,574	10,143	(3,569)

Total provision for income taxes	$6,794	$4,939	$1,855

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes and reflects a tax valuation allowance against U.S. deferred tax assets. The Company has concluded, based upon available evidence, that it is more likely than not that the U.S. deferred tax assets at December 31, 2009, will not be realizable. Therefore, a valuation allowance has been provided. The valuation allowance results primarily from the effect on U.S. net operating losses from the tax amortization of goodwill. Goodwill is an indefinite life asset that is amortized for tax purposes, but is not amortized for financial accounting and reporting purposes. Goodwill is subject to impairment under U.S. GAAP.
Discontinued Operations
A summary of revenue, cost and expenses for discontinued operations that are segregated and reported separately in the consolidated financial statements follows (in thousands):

	Years Ended
	December 31,		Increase
	2009	2008	(Decrease)

Revenue	$22,803	$26,222	$(3,419)
Costs and expenses	30,419	25,364	5,055
Impairment charges for goodwill	4,253	2,985	1,268
Expected loss on disposal	4,965	—	4,965

Loss from discontinued operations before income taxes	(16,834)	(2,127)	(14,707)
Provision (benefit) for income taxes	(40)	615	(655)

Loss from discontinued operations, net of tax	$(16,794)	$(2,742)	$(14,052)

Revenue and costs and expenses for discontinued operations are denominated in multiple foreign currencies, primarily the Mexican Peso, and are affected by foreign currency exchange rate changes. Revenue from discontinued operations declined $3.4 million, or 13%. Changes in foreign currency exchange rates reduced revenue by $4.5 million, or 17%, compared with the average exchange rates prevailing during 2008. Revenue for 2009 reflects a new contract with Mexico’s social security agency, offset by lower revenue from a contract in Venezuela that terminated in December 2008.
The net loss from discontinued operations for 2009 was adversely affected by start-up costs, operational delays and low member enrollments on a new contract with Mexico’s social security agency that resulted in an operating loss of $6.5 million. Other factors included the effect of the contract termination in Venezuela in December 2008 and a foreign currency loss of $0.5 million from adoption of the market rate as opposed to the official exchange rate in Venezuela for translation of operating results beginning in the fourth quarter of 2009. The Company performed its annual goodwill impairment assessment during the fourth quarter of 2009. As a result, a charge of $4.3 million was recorded for Latin American operations prior to the decision to sell. An additional charge of $5.0 million for an expected loss on disposal was recorded in 2009 as a result of the decision to sell the business, which was primarily recorded as a reduction of the remaining goodwill and intangible assets. An impairment charge of $3.0 million was recorded for Latin America in 2008.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit under the revolving credit facility, and cash flows from operating activities. Cash and cash equivalents amounted to $27.2 million at December 31, 2010, of which $20.5 million, or 75%, was held by Vangent in the United States and the remaining $6.7 million, or 25%, was held by foreign subsidiaries or consolidated joint ventures. Cash held by foreign subsidiaries would be subject to U. S. federal income taxes in the event the funds were repatriated to the United States. Subject to certain limitations, including compliance with the maximum allowable limits under the leverage ratio under the senior secured credit facility, the amount available under the revolving credit facility was $49.8 million at December 31, 2010. The revolving credit facility is scheduled to expire in February 2012. Based on our current planned level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled debt and interest payments, scheduled lease payments, noncancelable purchase and other contractual commitments, and planned capital expenditures.

In September 2010, Vangent completed the Buccaneer Acquisition and funded the $60.0 million paid at closing with available cash of $44.0 million and a variable-rate borrowing of $16.0 million drawn on its senior secured revolving credit facility. The revolving credit borrowing was repaid in full in December 2010.
Cash and cash equivalents are composed of cash in banks and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities are comprised of repurchase agreements and institutional money market funds with major commercial banks under which cash is primarily invested in U.S. Treasury and U.S. government agency securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Short-Term Borrowings
The Company has access to short-term borrowings under the revolving credit facility. At December 31, 2010, there were no short-term borrowings outstanding. In September 2010, a short-term revolving credit borrowing of $16.0 million was drawn to fund a portion of the Buccaneer Acquisition; the borrowing was repaid in full in the fourth quarter of 2010. Short-term revolving credit borrowings bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. A summary of short-term borrowings including the amount, average, and maximum outstanding follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Amount outstanding at end of year	$—	—	—
Average amount outstanding during the year	3,605	—	—
Weighted average interest rate	2.59%	—	—
Maximum amount outstanding during the year	$16,000	—	—
Long-Term Debt
Refer to the notes to the consolidated financial statements for information on long-term debt, revolving credit facility, scheduled maturities of long-term debt, affirmative and negative covenants including the maximum allowable consolidated leverage ratio, interest rate swap agreements on variable-rate term loan, and the fair value of the interest rate swap liability.
Long-term debt amounted to $406.8 million at December 31, 2010, and consists of a term loan of $216.8 million and senior subordinated notes of $190.0 million. Long-term debt is scheduled to mature as follows: (i) term loan under the senior secured credit facility is scheduled to mature in February 2013, and (ii) the senior subordinated fixed rate notes are scheduled to mature in February 2015. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported elsewhere in this annual report on Form 10-K. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates.
Debt Covenants
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of December 31, 2010, the Company was in compliance with all of the affirmative and negative covenants.

The more restrictive debt covenants relate to compliance with a maximum allowable consolidated leverage ratio. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At December 31, 2010, the consolidated leverage ratio was 3.78 to 1, compared with the maximum allowable ratio of 5.50 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.25 at June 30, 2011, and to 5.00 at March 31, 2012.
EBITDA is defined as net income (loss) before interest, income taxes, and depreciation and amortization. Management uses this measure as an indicator of operating performance. EBITDA is not an indicator of financial performance under U.S. generally accepted accounting principles or a measure of liquidity and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income (loss) before income taxes, cash flows from operating activities, or other traditional indicators of operating performance.
Adjusted EBITDA is a financial measure used to calculate the consolidated leverage ratio, one of the more restrictive financial covenants under the senior secured credit facility. Adjusted EBITDA, as defined in the senior secured credit facility, excludes (i) discontinued operations, (ii) impairment charges, (iii) equity-based compensation expense, (iv) management fee and expenses paid to Veritas Capital, (v) net transition and contract settlement costs for 2008, and (vi) other items as defined in the senior secured credit facility, including an adjustment to include the pre-acquisition EBITDA results of the acquired company for the calculation of the consolidated leverage ratio. The adjustment to EBITDA for the pre-acquisition results of Buccaneer was $6,574 for the year ended December 31, 2010, resulting in Adjusted EBITDA, including the pro forma results of Buccaneer, of $101,646 for the year ended December 31, 2010. A reconciliation of net income (loss) as reported under U.S. generally accepted accounting principles to EBITDA and Adjusted EBITDA follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$40,003	$(34,008)	$(26,507)
Provision (benefit) for income taxes	(31,486)	6,794	4,939
Interest expense, net of interest income	31,246	34,281	35,243
Depreciation and amortization	34,798	31,883	33,558

EBITDA	74,561	38,950	47,233
Loss from discontinued operations, net of tax	12,228	16,794	2,742
Impairment of goodwill and indefinite-life intangible asset	5,320	11,227	13,766
Equity-based compensation expense	896	1,048	1,053
Net transition and contract settlement costs	—	—	4,514
Management fee	1,278	1,289	1,164
Other	789	810	588

Adjusted EBITDA, excluding pro forma results of acquisition	$95,072	$70,118	$71,060

Interest Rate Swaps on Variable-Rate Term Loan under Senior Secured Credit Facility
The Company has entered into interest rate swap agreements to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At December 31, 2010, the total notional amount of the pay-fixed/receive-variable interest rate swap agreements was $150.0 million scheduled to mature in February 2011.

The fair value of the net interest rate swap liability was $0.6 million at December 31, 2010, all of which represents an unrealized loss that is reported, net of tax, in accumulated other comprehensive loss in the consolidated statement of equity. The fair value is based on quoted prices for swaps in active markets adjusted for non-performance risks. The Company does not hold or issue derivative financial instruments for speculative purposes.
Working Capital
A summary of working capital follows (in thousands):

	December 31,		Increase
	2010	2009	(Decrease)
Cash and cash equivalents	$27,194	$44,638	$(17,444)
Trade receivables, net	122,940	109,846	13,094
Prepaid expenses and other	12,572	10,353	2,219
Current portion of long-term debt	(1,401)	(13,534)	12,133
Accounts payable and accrued liabilities	(80,672)	(64,849)	(15,823)
Accrued interest payable	(7,781)	(8,186)	405
Deferred revenue	(7,964)	(3,976)	(3,988)
Deferred tax liability	—	(5,628)	5,628
Discontinued operations, net	(1,551)	7,515	(9,066)

Net working capital	$63,337	$76,179	$(12,842)

The increases in trade receivables and accounts payable and accrued liabilities resulted primarily from the Buccaneer Acquisition completed in September 2010. Trade receivables at December 31, 2010, reflect DSO (days sales outstanding) of 62 days, compared with 57 days at December 31, 2009.
Cash Flows
A summary of net cash flows follows (in thousands):

	Years Ended
	December 31,		Increase
	2010	2009	(Decrease)
Net cash provided by (used in)
Operating activities:
Continuing operations	$72,783	$49,428	$23,355
Discontinued operations	(1,892)	(9,041)	7,149
Investing activities:
Continuing operations	(72,602)	(10,682)	(61,920)
Discontinued operations	(516)	(5,101)	4,585
Financing activities:
Continuing operations	(15,804)	(188)	(15,594)
Net Cash Provided by (Used in) Operating Activities
In assessing cash flows from operating activities for continuing operations, we consider several principal factors: (i) income or loss from continuing operations, (ii) adjustments for non-cash charges, primarily impairment charges, amortization of intangible assets, depreciation and amortization of property and equipment, and deferred income taxes including the reversal of a tax valuation allowance for 2010, and (iii) the extent to which trade receivables, accounts payable and other liabilities, or other working capital components increase or decrease.

Net cash provided by operating activities for continuing operations was $72.8 million for 2010, compared with $49.4 million for 2009. Income/loss from continuing operations adjusted for non-cash charges generated operating cash flows of $63.2 million for 2010, compared with $34.9 million for 2009.
A net reduction in operating trade receivables of $5.2 million for 2010, excluding the effect of the Buccaneer Acquisition, and a net reduction of $14.4 million for 2009 contributed to cash flows from operating activities for continuing operations. The reductions primarily reflect the timing of collections from customers.
A net increase in operating accounts payable and other liabilities of $4.8 million for 2010, excluding the effect of the Buccaneer Acquisition, contributed to cash flow from operating activities for continuing operations, compared with a net reduction of $2.8 million for 2009 that reduced cash flow from operating activities. The changes primarily reflect the timing of payments to vendors. The timing of payments to vendors affects the level of accounts payable and the effect on operating cash flow, including the level of activities with small-business vendors and subcontractors that require more frequent cash payments.
Discontinued operations had negative cash flow from operating activities of $1.9 million for 2010, compared with negative cash flow of $9.0 million for 2009. The reduction in the use of operating cash primarily reflects higher revenue and collections from Mexico for 2010.
Net Cash Used in Investing Activities
In September 2010, Vangent completed the Buccaneer Acquisition and paid cash of $60.0 million at closing. Other purchase consideration paid amounted to $1.1 million and cash acquired was $0.9 million.
Capital expenditures for continuing operations were $12.4 million for 2010 and $10.7 million for 2009. Capital expenditures of $12.0 million for continuing operations are expected for 2011.
Net cash used in investing activities for discontinued operations for 2010 consists of capital expenditures of $2.7 million reduced by proceeds from sales of discontinued operations in Argentina and Mexico of $2.2 million. Capital expenditures for discontinued operations were $5.1 million for 2009
Net Cash Used in Financing Activities
Net cash used in financing activities for continuing operations for 2010 reflects a variable-rate borrowing of $16.0 million drawn on the senior secured revolving credit facility to fund a portion of the purchase consideration paid for the Buccaneer Acquisition. The borrowing was repaid in the fourth quarter of 2010. Cash flow for 2010 was reduced by a mandatory term loan repayment of $13.6 million under the senior secured credit facility resulting from excess cash flow, as defined, for 2009. Based on excess cash flow, as defined, for 2008, there was no excess cash flow payment required in 2009. Cash flow was also reduced by debt financing costs of $2.0 million resulting from amendments to the senior secured credit facility.

Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, leases, contracts, and other commitments at December 31, 2010, follow (in millions):

		Payments Due by Year
	Total	2011	2012	2013	2014	2015	Thereafter
Long-Term Debt:
Term loan under senior secured credit facility due February 2013 (1)	$216.8	$1.4	$0.3	$215.1	$—	$—	$—
Senior subordinated notes due February 2015	190.0	—	—	—	—	190.0	—
Interest relating to debt (2)	94.9	24.7	23.4	19.4	18.3	9.1	—
Operating leases (3)	71.1	18.2	15.6	12.1	6.5	4.6	14.1
Purchase and other contractual commitments (4)	20.3	14.6	4.7	0.7	0.3	—	—

	$593.1	$58.9	$44.0	$247.3	$25.1	$203.7	$14.1

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to a possible future mandatory prepayment in March 2012 that could result from excess cash flow, if any, for the year ended December 31, 2011.

(2)	Future interest payments consist of interest on the variable-rate term-loan borrowing under the senior secured credit facility based on the prevailing rate at December 31, 2010, estimated future payments based on fair value of the related interest rate swaps that mature in February 2011, and interest based on the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space, reduced by sublease income under contract.

(4)	Purchase and other contractual commitments include minimum noncancelable obligations under service and other agreements, primarily for information technology and telecommunications services.
Off-Balance Sheet Arrangements
As of December 31, 2010, there were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $71.1 million.
Transactions with Related Parties
Reference is made to the notes to the consolidated financial statements for information on transactions with related parties.

Recent Accounting Pronouncements
Reference is made to the notes to the consolidated financial statements for information on recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments
The fair values of financial instruments at December 31, 2010, follow (in millions):

	Carrying
	Amount	Fair Value
Long-term debt
Variable-rate term loan under senior secured credit facility	$216.8	$216.8
9 5/8% senior subordinated notes, due February 15, 2015	190.0	172.4

	$406.8	$389.2

Interest rate swaps to pay fixed and receive variable
Short-term liabilities	$0.6	$0.6

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on the quoted market price of $90.75 per $100 reflecting a yield of 12.8% at December 31, 2010; the fair value changes based on market conditions and changes in interest rates. The fair value of the interest rate swap liability is based on quoted prices for similar liabilities in active markets adjusted for non-performance risk. The fair value of other financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
Interest Rate Risk
The Company is subject to interest rate risk in connection with cash and cash equivalents, the available portion of the revolving credit facility under the senior secured credit facility, and unhedged portion of the variable-rate term loan. Cash and cash equivalents amounted to $27.2 million and, subject to certain limitations, $49.8 million was available under the revolving credit facility at December 31, 2010. The interest rate swap agreement covering $150.0 million of the senior secured term loan matured in February 2011 and the full amount of the term loan amounting to $216.8 million will be subject to variable interest rate risk.
Foreign Currency Risks
Our operations in the United Kingdom and Canada conduct most of their business in local currency. Our financial results are reported in U.S. dollars and are affected by changes in the foreign exchange rates of the local currencies in relation to the U.S. dollar.
Discontinued operations include our business in Venezuela that was sold in February 2011. The Venezuelan economy was determined to be highly inflationary causing a change in 2010 in the functional currency for accounting purposes to the U.S. dollar.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the consolidated financial statements appearing elsewhere in this annual report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
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
The Company completed the Buccaneer Acquisition in mid September 2010. Since the Company has not yet fully incorporated the internal controls and procedures of this business into its internal controls over financial reporting, management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Buccaneer represented $81.5 million, or 12%, of consolidated total assets at December 31, 2010, and $34.9 million, or 5%, of total consolidated revenue for the year ended December 31, 2010.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Pursuant to the rules and regulations of the Securities and Exchange Commission applicable to non-accelerated filers, this annual report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2010, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

Name	Age	Position
Robert B. McKeon	56	Director of Vangent Holding Corp. and sole member of the board of directors of Vangent, Inc.
John M. Curtis	53	President and Chief Executive Officer and director of Vangent Holding Corp.
James C. Reagan	52	Senior Vice President and Chief Financial Officer
Jeffrey Bohling	40	Senior Vice President and General Manager
Kevin T. Boyle	41	Senior Vice President, General Counsel and Secretary
David J. Fabianski	48	Senior Vice President and General Manager
Kerry Weems	54	Senior Vice President and General Manager
Michael J. Bayer	63	Director of Vangent Holding Corp.
Ambassador R. Nicholas Burns	54	Director of Vangent Holding Corp.
Paul V. Lombardi	69	Director of Vangent Holding Corp.
Ramzi M. Musallam	42	Director of Vangent Holding Corp.
Charles S. Ream	67	Director of Vangent Holding Corp.
Robert B. McKeon has been a member of the board of directors of Vangent Holding Corp. and the sole member of the board of directors of Vangent, Inc. since February 2007. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University, is a member of the Council on Foreign Relations and is a member of the board of directors of Aeroflex Holding Corp., Aeroflex Incorporated, and several private companies and served as the chairman of the board of DynCorp International Inc. from 2005 to July 2010. Mr. McKeon holds a Bachelors degree from Fordham University and a Masters degree in business administration from Harvard Business School. Mr. McKeon’s position of President of Veritas Capital Partners III, LLC, which is the beneficial owner of 90% of the Class A membership interests in Vangent Holding LLC, his experience on other public and private company boards and his extensive experience with Vangent, Inc. as its sole director qualifies him to be on the board of directors of Vangent, Inc.
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
James C. Reagan has served as Senior Vice President and Chief Financial Officer since September 2008. Prior to joining Vangent, Mr. Reagan served as Executive Vice President and Chief Financial Officer of Deltek, Inc. from October 2005 to May 2008. From December 2004 to September 2005, Mr. Reagan served as Executive Vice President and Chief Financial Officer of Aspect Communications Corporation. Prior to joining Aspect, from May 2002 to May 2004, Mr. Reagan held various senior financial positions at American Management Systems, Inc. Prior to May 2002, Mr. Reagan served as Vice President, Finance and Administration at Nextel Communications. Mr. Reagan has a Bachelor of Business Administration degree from the College of William and Mary and Master of Business Administration degree from Loyola College in Baltimore. Mr. Reagan is a Certified Public Accountant in the Commonwealth of Virginia.

Jeffrey Bohling has served as Senior Vice President and General Manager Civilian, Defense & National Security Group since January 2011 and Vice President Civilian, Defense & National Security Group since February 2008. He joined the company in 2001 as the Functional Manager of the Mainframe Development team and served in several roles including the Vice President responsible for the transition from Pearson to Vangent. Prior to joining the company, Mr. Bohling served as Senior Manager for McLeodUSA and worked for MCI. Mr. Bohling has a Bachelor of Science degree in Electrical Engineering and a Minor in Computer Science from Iowa State University and a Masters of Business Administration degree from Georgetown University.
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
Kerry Weems joined Vangent in August 2009 and has served as Senior Vice President and General Manager of the Health Solutions Group since December 2009. In January 2009, Mr. Weems ended a 28-year career with the federal government and held the position of acting Administrator of the Centers for Medicare and Medicaid Services and was also Vice Chairman of the American Health Information Community. Prior thereto, he served in a number of senior positions at the Department of Health and Human Services, including Deputy Chief of Staff, Chief Financial Officer, and Chief Budget Officer. Mr. Weems holds a Masters of Business Administration degree from the University of New Mexico and Bachelor degrees in philosophy and management from New Mexico State University.
Michael J. Bayer has been a director of Vangent Holding Corp. since December 2007. Since 2003 he has been a private consultant in the energy and national security sectors and, since 2006, the President and Chief Executive Officer of Dumbarton Strategies LLC, an energy and national security consulting firm. Mr. Bayer is the Chairman of the U.S. Department of Defense’s Business Board, and a member of the Sandia National Laboratory’s National Security Advisory Panel, the U.S. Department of Defense’s Science Board and the Chief of Naval Operations’ Executive Panel. He is a director of Willbros Group, Inc. and SIGA Technologies and served a director of DynCorp International, Inc. from 2006 to 2010. He holds a Bachelor of Science degree and a Master of Business Administration degree from Ohio State University and a Juris Doctor degree from Capital University School of Law.
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

Ramzi M. Musallam has been director of Vangent Holding Corp. since February 2007. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. He is a member of the board of directors of Aeroflex Holding Corp., Aeroflex Incorporated, and several private companies and was a member of the board of directors of DynCorp International Inc. from 2005 to July 2010. Mr. Musallam holds a Bachelor’s degree from Colgate University with a double major in Economics and Mathematics and a Masters degree in Business Administration from the University of Chicago Graduate School of Business.
Charles S. Ream has been director of Vangent Holding Corp. since February 2007. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation from April 2003 to June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President, Finance of Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes, Mr. Ream was a Partner with Deloitte & Touche LLP. Mr. Ream is also a member of the board of directors of Allied Defense Group, Inc. and Aeroflex Holding Corp. He served as a director of Stanley, Inc. and DynCorp International, Inc. from 2006 to 2010. Mr. Ream received a Bachelor’s degree in accounting and a Master of Accountancy degree from the University of Arizona and is a Certified Public Accountant (inactive).
CORPORATE GOVERNANCE
Meetings of the Board
Our Board has an active role in overseeing management. Directors are expected to attend all Board meetings and meetings of committees on which they serve. Our directors are also consulted for advice and counsel between formal meetings. The Board met nine times in 2010. All the directors attended at least 75% of the aggregate meetings of the Board and the committees to which they are assigned.
Audit Committee
The audit committee of Vangent Holding Corp. functions as the audit committee of Vangent, Inc. The audit committee consists of Mr. Ream and Mr. Bayer. The board of directors of Vangent Holding Corp. has not yet determined if any members of the audit committee qualify as an audit committee financial expert as defined in Item 407(d) (5) (ii) and (iii) of Regulation S-K.
Code of Ethics
The Company has adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal finance officer and principal accounting officer. The code of ethics is delivered to all employees at the time of hire and periodically thereafter, is the subject of mandatory annual training programs. The Company has also adopted a code of ethics that applies to the Company’s principal executive officer and certain senior financial officers which requires such officers to certify annually their compliance with such code of ethics. The code of ethics and the code of ethics for the principal executive officer and senior financial officers are posted on our website, http://www.vangent.com, under the headings “Investors — Code of Ethics” and “Investors— Code of Ethics for the Principal Executive Officer and Senior Financial Officers.” The Company has also established a hotline where employees, vendors or customers can communicate, on an anonymous basis, any concerns involving business ethics, personnel issues, internal controls, accounting or auditing matters.
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

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation Philosophy
Our compensation program is designed to attract, retain and motivate highly qualified executives and drive sustainable growth. We compensate our executives named in the summary compensation table, which we refer to as “named executive officers” or “NEOs,” through a combination of base salary, incentive and discretionary cash bonuses, and membership interests in Vangent Holding LLC. This compensation program is designed to be competitive with comparable companies and to align executive compensation with the long-term interests of our shareholder. Base salary and incentive compensation (cash bonuses) are designed to reward current performance. Incentive compensation is earned on the basis of achieving Company and operating performance objectives, personal performance objectives, and the executive’s adherence to our core values. Data to determine the competitive position of our NEOs for 2010 was obtained from the proxy statements of a custom peer group of companies, including SRA International, Inc., Stanley, Inc., IFC International, Inc., and NCI, Inc.
Our compensation philosophy also is guided by the nature of our business. As a federal government contractor, Vangent is subject to the Federal Acquisition Regulation that governs the billing of allowable costs for senior executive compensation to a benchmark compensation cap. The benchmark cap includes cash compensation and deferred compensation and applies to the five most highly compensated employees in management positions. The benchmark compensation cap as published in the Federal Register was $693,951 for 2010. Any amounts over the cap are considered unallowable and are not recoverable under federal government contracts.
Compensation Committee
The Compensation Committee was formed in July 2009. The Compensation Committee had one meeting in 2010 and did not have a role in setting the 2010 compensation of our chief executive officer or any of the other NEOs. For 2010, compensation decisions regarding our chief executive officer were made by our principal stockholder, Veritas Capital. For other NEOs, our chief executive officer made compensation recommendations to Veritas Capital based on a collective evaluation of all components of executive pay. In reviewing the compensation of our NEOs, we and the board considered our knowledge of compensation practices within our industry, as well as the NEO’s background and experience within our industry, to determine appropriate market-based compensation levels for base annual salary, target annual incentive, and long-term incentives. We used externally generated benchmarking data during 2010 to provide additional objective market support for the compensation of NEOs and our broader employee base.
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
Incentive Compensation
We have established the Vangent Incentive Compensation Plan (“VIC Plan”) in which our NEOs and other executives are eligible to participate. The purpose of the VIC Plan is to provide additional compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives. Under the VIC Plan, target bonus amounts for 2010 were based on a percentage of base salary varying by the executive’s level and overall job responsibilities.
Bonuses may be earned under the VIC Plan based on the attainment of certain financial performance criteria approved by the Board. For purposes of determining performance against our objectives, we established earnings before interest, tax, depreciation and amortization (“EBITDA”) as a key financial measure to assess our operating performance for 2010 and we utilized Adjusted EBITDA, as defined, for purposes of determining incentive compensation targets for the NEOs. The second financial performance criteria used for the VIC Plan for 2010 was days’ sales outstanding (“DSO”). Effective management of DSO is part of our bonus criteria because of its impact on cash flow. The third was revenue as growth in revenue is consistent with our long-term strategic plan.
Each financial performance element is weighted and is determined by achieving profit, cash flow and revenue targets. The profit target is based on Adjusted EBITDA and the cash flow target is based on days’ sales outstanding. For 2010, the total weight of the financial objectives was 75% and the non-financial performance element was 25%. For 2010, the Company achieved the Adjusted EBITDA target and as a result target incentive bonuses were earned. It is not necessary to achieve the revenue target for bonuses to be earned. The target incentive bonus level for our CEO was 75% of base salary and the maximum was 100% of base salary. For other NEOs, the target level was 60% and the maximum was 80% of base salary. In 2010, the Company achieved 100% of the Adjusted EBITDA target and 100% of the DSO target but did not achieve the revenue target. Bonuses that were earned under the VIC Plan for 2010 are included in the bonus column of the Summary Compensation Table. A summary of the financial performance elements, their weighting, and actual results for 2010 follow (dollars in thousands):

	Performance		Actual
Financial Performance Criteria	Target	Weighting	Results
Adjusted EBITDA, excluding pro forma effects of acquisition (1)	$93,000	50%	$95,072
Days’ Sales Outstanding (2)	72 Days	30%	62 Days
Revenue (3)	$787,120	20%	$761,841

(1)	EBITDA is defined as net income (loss) before interest, income taxes, and depreciation and amortization. Management uses this measure as an indicator of operating performance. EBITDA is not an indicator of financial performance under U.S. generally accepted accounting principles or a measure of liquidity and may not be comparable to similarly captioned information reported by other companies. In addition, it should not be considered as an alternative to, or more meaningful than, income (loss) before income taxes, cash flows from operating activities, or other traditional indicators of operating performance.

Adjusted EBITDA is a financial measure used to calculate the consolidated leverage ratio, one of the more restrictive financial covenants under the senior secured credit facility. Adjusted EBITDA, as defined in the senior secured credit facility, excludes (i) discontinued operations, (ii) impairment charges, (iii) equity-based compensation expense, (iv) management fee and expenses paid to Veritas Capital, and (v) other items as defined in the senior secured credit facility.

Reference is made to the liquidity and capital resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K for additional information on the determination of Adjusted EBITDA.

(2)	Days’ Sales Outstanding (“DSO”) applies to trade receivables and is a measure of liquidity and the ability to convert receivables into cash.

(3)	Actual results for revenue represent revenue from continuing operations including revenue from the Buccaneer Acquisition from the date of the acquisition in September 2010.
Discretionary and Sign-On Bonuses
The Company may also award discretionary cash bonuses to NEOs, and may award sign-on bonuses in connection with employment. Discretionary bonuses are primarily used to reward employees in special situations. For 2010, the Company’s financial performance exceeded the minimum target under the VIC Plan, and discretionary incentive bonuses were awarded to certain NEOs in addition to their target incentive bonus under the VIC Plan. Discretionary and sign-on bonuses are reflected in the bonus column of the Summary Compensation Table.
Long-Term Compensation
We believe it is a customary and competitive practice to include an equity-based element of compensation to the overall compensation package for NEOs. In addition, we believe that a significant portion of the compensation of our executives, which is the level of management with the greatest ability to influence our performance, should be performance-based.
Vangent Holding LLC has implemented a management equity-based plan that is designed to motivate executives to encourage and reward behavior that will protect and enhance the corporate interests and increase shareholder value. The equity-based element provides the eligible executive with a percentage of Class B or B-1 membership interests representing a net profits interest in Vangent Holding LLC. Grants of Class B or B-1 membership interests are limited to 7.5% in the aggregate, of which 5.9% had been granted and were outstanding at December 31, 2010. The remaining 1.6% of Class B or B-1 membership interests is available for grant primarily in connection with the hiring of new executive officers and at the discretion of the chief executive officer. Awards of Class B or B-1 membership interests are subject to a five-year vesting schedule which accelerates to 100% based upon a qualifying change-of-control transaction. The vesting schedule is 20% per year. Awards of Class B or B-1 membership interests granted in 2010, 2009 and 2008 are reflected in the table, Grants of Other Equity-Based Awards.
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
Board of Directors of Vangent
Robert B. McKeon
SUMMARY COMPENSATION TABLE
The following table summarizes compensation awarded or paid for 2010, 2009 and 2008 to NEOs.

					All
				Stock	Other
				(Equity)	Compen-
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	sation	Total
John M. Curtis	2010	$550,000	$550,000	$—	$12,932	$1,112,932
President and Chief Executive Officer	2009	550,000	—	—	12,932	562,932
	2008	519,423	414,595	—	12,257	946,275

James C. Reagan (3)	2010	340,068	273,686	—	11,025	624,779
Senior Vice President and Chief Financial Officer	2009	328,500	—	—	11,025	339,525
	2008	98,750	97,995	335,095	—	531,840

Richard J. Bottorff (4)	2010	193,746	161,432	—	171,261	526,439
Former Senior Vice President and General Manager	2009	231,307	—	—	10,409	241,716
	2008	223,960	136,236	—	10,350	370,546

Kevin T. Boyle	2010	251,589	170,000	—	9,800	431,389
Senior Vice President, General Counsel & Secretary	2009	243,877	—	—	10,974	254,851
	2008	234,985	155,469	—	10,061	400,515

Craig A. Janus (5)	2010	334,499	208,488	—	2,450	545,437
Former Senior Vice President of Civilian, Defense and	2009	321,716	—	35,882	11,025	368,623
National Security	2008	302,077	176,316	260,630	10,211	749,234

Kerry Weems (3)	2010	375,000	325,000	342,446	11,025	1,053,471
Senior Vice President and General Manager, Health	2009	115,385	75,000	—	8,567	198,952
Solutions

(1)	Bonus amounts consist of (i) VIC Plan incentive bonuses earned for 2010 and for 2008, (ii) discretionary bonuses awarded for 2010, (iii) other discretionary bonuses, and (iv) sign-on bonuses.

Discretionary bonuses awarded based on an assessment of overall performance that exceeded the Company’s financial plan for 2010 include: Mr. Curtis, $137,500; Mr. Reagan, $68,421; Mr. Boyle, $18,150; and Mr. Weems $75,000.

Other discretionary bonuses include: $65,000 paid to Mr. Janus in 2010, $50,000 paid to Mr. Bottorff in 2010, and $15,000 paid to Mr. Boyle in 2008.

A sign-on bonus of $100,000 was paid to Mr. Weems in connection with his employment, of which $25,000 paid in 2010 and $75,000 was paid in 2009.

(2)	Stock (equity) awards represent the grant date fair value resulting from awards of Class B or B-1 membership interests in Vangent Holding LLC in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

(3)	The date of hire for Mr. Reagan was in September 2008 and for Mr. Weems was in August 2009. The compensation table reflects their compensation since such dates.

(4)	Mr. Bottorff served as Senior Vice President and General Manager until October 2010.

(5)	Mr. Janus served as Senior Vice President of Civilian, Defense and National Security until January 2011. As of February 2011, Mr. Janus ceased to be a member of Vangent Holding LLC and ceased to hold any Class B or Class B-1 membership interests in Vangent Holding LLC.

	All Other Compensation
				Employer
		Separation		401(k) Matching
Name	Year	Payments		Contributions	Other		Total
John M. Curtis	2010	$—		$11,025	$1,907	(1)	$12,932
	2009	—		11,025	1,907	(1)	12,932
	2008	—		10,350	1,907	(1)	12,257

James C. Reagan	2010	—		11,025	—		11,025
	2009	—		11,025	—		11,025

Richard J. Bottorff	2010	160,403	(2)	10,858	—		171,261
	2009	—		10,409	—		10,409
	2008	—		10,350	—		10,350

Kevin T. Boyle	2010	—		9,800	—		9,800
	2009	—		10,974	—		10,974
	2008	—		10,061	—		10,061

Craig A. Janus	2010	—		2,450	—		2,450
	2009	—		11,025	—		11,025
	2008	—		10,211	—		10,211

Kerry Weems	2010	—		11,025	—		11,025
	2009	—		8,567	—		8,567

(1)	Other for Mr. Curtis represents reimbursement of commuter parking.

(2)	In connection with his separation from service in October 2010, separation payments to Mr. Bottorff amounted to $160,403, including the estimated cost of temporary post-employment group health insurance.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the range of incentive bonus awards for plan-based non-equity awards granted under the VIC Plan to the NEOs for 2010:

	Range of VIC Plan Incentive Bonus Awards			Actual
	Under Plan-Based Non-Equity Awards (1)			VIC Plan Bonus
Name	Year	Target	Maximum	Awarded (2)
John M. Curtis	2010	$412,500	$550,000	$412,500
James C. Reagan	2010	205,265	273,686	205,265
Richard J. Bottorff	2010	111,432	187,674	111,432
Kevin T. Boyle	2010	151,859	202,479	151,859
Craig A. Janus	2010	201,940	269,253	143,488
Kerry Weems	2010	225,000	300,000	225,000

(1)	Target and maximum incentive bonus amounts are based on the weighted average of the respective performance measures as defined under the VIC Plan and discussed under Compensation Discussion and Analysis, Salary and Incentive Compensation.

(2)	VIC Plan bonuses were awarded at the target level for 2010.
GRANTS OF OTHER EQUITY-BASED AWARDS
Class B or B-1 Membership Interests in Vangent Holding LLC
Grants of Class B or B-1 membership interests in Vangent Holding LLC have been awarded to NEOs and certain members of management and independent directors. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, of Vangent Holding Corp. who in turn owns 100% of Vangent’s common stock. Grants of Class B or B-1 membership interests are similar in nature to grants of equity-based awards under an equity-based compensation plan. Pursuant to the terms of the limited liability company operating agreement governing Vangent Holding LLC, the holders of Class B or B-1 membership interests are entitled to receive a percentage of all distributions made by Vangent Holding LLC after the holders of the Class A membership interests have received a return of their invested capital, provided that the holders of the Class A membership interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. Class B membership interests are granted with no exercise price, no threshold or floor value, and no expiration date. Class B-1 membership interests are granted with a threshold or floor value and earn a proportional interest in distributions above the floor valuation. The Class B or B-1 membership interests are subject to a straight-line five-year vesting schedule based on the grant date, or earlier upon a change of control, with any unvested interests reverting to the holders of Class A membership interests in the event they are forfeited or repurchased.
Information with respect to Class B or B-1 membership interests in Vangent Holdings LLC granted to the NEOs for 2010, 2009 and 2008 follows:

	All Other Equity-Based Awards (1)
			Grants of Membership
			Interests in Vangent	Grant Date
Name	Grant Date	Class	Holding LLC	Fair Value (2)

James C. Reagan	September 2008	B	0.45%	$335,095
Craig A. Janus	January 2009	B	0.04%	35,882
Craig A. Janus	January 2008	B	0.35%	260,630
Kerry Weems	December 2010	B-1	0.35%	342,446

(1)	Percentages represent Class B or B-1 membership interests in Vangent Holding LLC awarded to the NEOs. Class B or B-1 membership interests vest over a five-year period or earlier upon a change of control.

(2)	The grant-date fair value of Class B or B-1 membership interests is determined by management using an income approach based on a cash flow methodology, the ownership percentage in Vangent Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity of 15% for 2010, 25% for 2009, and 35% for 2008. The Company considers and relies, in part, on reports of third-party experts in the determination of fair value.

Information with respect to vested and unvested Class B or B-1 membership interests in Vangent Holding LLC granted to the NEOs and outstanding as of December 31, 2010, follows:

		Year Ended December 31, 2010 (1)				December 31, 2010 (1)
		Vested	Vested	Market Value	Vested		Market Value
		December 31,	During	of Vested	December 31,		of Unvested
Name	Class	2009	2010	During 2010	2010	Unvested	(2)
John M. Curtis	B	0.60%	0.30%	$457,500	0.90%	0.60%	$915,000
James C. Reagan	B	0.09%	0.09%	137,250	0.18%	0.27%	411,750
Richard J. Bottorff	B	0.12%	0.06%	91,500	0.18%	—	—
Kevin T. Boyle	B	0.04%	0.02%	30,500	0.06%	0.04%	61,000
Craig A. Janus	B	0.14%	0.07%	106,750	0.21%	0.18%	274,500
Kerry Weems	B-1	—	—	—	—	0.35%	342,446

(1)	Percentages represent Class B or B-1 membership interests in Vangent Holdings LLC that vest ratably over a five-year period or earlier upon a change of control.

(2)	The market values of Class B or B-1 membership interests that vested during 2010 and the market values of Class B or B-1 membership interests that were unvested at December 31, 2010, were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Vangent Holding LLC, the preference of the Class A membership interests, and a discount of for lack of liquidity. The Company considers and relies, in part, on reports of third-party experts in the determination of fair value.
DIRECTOR COMPENSATION
In 2010, the directors of Vangent Holding Corp. who were neither members of our management nor employees of Veritas Capital were paid an annual fee of $25,000 and a fee of $2,500 for each meeting attended. The directors of Vangent Holding Corp. who serve on our audit committee were paid $2,500 quarterly, except for the chairman of the audit committee, who was paid $5,000 quarterly. The remaining directors were not separately compensated for their services as directors although they are reimbursed for expenses for attending board and committee meetings.
Information with respect to director compensation for 2010 follows:

	Fees	Stock
	Earned or	(Equity)
Name	Paid in Cash	Awards (1)	Total
Robert B. McKeon (2)	$—	$—	$—
Michael J. Bayer	42,500	—	42,500
Ambassador R. Nicholas Burns	40,000	—	40,000
Paul V. Lombardi	37,500	—	37,500
Ramzi M. Musallam (2)	—	—	—
Charles S. Ream	55,000	—	55,000

(1)	There were no grants of Class B or B-1 membership interests in Vangent Holdings LLC to independent directors for 2010.

(2)	Mr. McKeon and Mr. Musallam are associated with Veritas Capital and are not paid by Vangent for their services as directors. Vangent is a 100%-owned subsidiary of Vangent Holding Corp., Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P. Mr. McKeon is the president of Veritas Capital Partners III, LLC, and Mr. Musallam is a partner at Veritas Capital. Vangent pays an annual management fee of $1.0 million to Veritas Capital.

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
The following table sets forth information as of March 15, 2011, with respect to the beneficial ownership of the Class A and Class B or B-1 membership interests in Vangent Holding LLC by:
•	each person who is known by us to beneficially own 5% or more of Vangent Holding LLC outstanding equity;
•	each member of our board of directors, the board of directors of Vangent Holding Corp., and the manager of Vangent Holding LLC;
•	each of the NEOs in the Summary Compensation Table; and
•	all executive officers and directors as a group.
To the Company’s knowledge, each of the holders of Class A and Class B or B-1 membership interests in Vangent Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

	Percent of	Percent of
	Class A	Class B or B-1
Name of Beneficial Owner(1)	Interests(2)	Interests(2)
Veritas Capital Partners III, L.L.C.(3)(4)(5)	90%	—
Pearson Inc.(6)	10%	—
Robert B. McKeon(3)(7)	90%	—
John M. Curtis	*	24%
James C. Reagan	—	7%
Richard J. Bottorff	—	3%
Kevin T. Boyle	—	3%
Craig A. Janus	—	—
Kerry Weems	—	6%
David Fabianski	—	5%
Jeff Bohling	—	*
Michael J. Bayer	—	—
Ambassador R. Nicholas Burns	—	—
Paul V. Lombardi	—	—
Ramzi M. Musallam(3)	—	—
Charles S. Ream	—	—
All executive officers and directors as a group (14 persons)(8)	90%	48%

*	Denotes beneficial ownership of less than 1%.

(1)	Except as otherwise indicated, the address for each of the named beneficial owners is 4250 North Fairfax Drive, Suite 1200, Arlington, Virginia 22203.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Class A and Class B or B-1 membership interests represent 93.7% and 6.3% of Vangent Holding LLC membership interests, respectively.

(3)	The address for Veritas Capital Partners III, L.L.C. and Messrs. McKeon and Musallam is c/o The Veritas Capital Fund III, L.P., and the address for The Veritas Capital Fund III, L.P. is 590 Madison Avenue, New York, New York, 10022.

(4)	Veritas Capital Partners III, L.L.C.’s interest in Vangent, Inc. is held indirectly through Vangent Holding LLC. The Veritas Capital Fund III, L.P., a Delaware limited partnership of which Veritas Capital Partners III, L.L.C. is the general partner, is the manager of Vangent Holding LLC.

(5)	Through the provisions of the limited liability company agreement governing Vangent Holding LLC, The Veritas Capital Fund III, L.P. controls the vote of all of the interests of Vangent Holding LLC.

(6)	The address for Pearson Inc. is 1330 Avenue of the Americas, New York, New York 10019.

(7)	Robert B. McKeon, Chairman of the board of directors of Vangent Holding Corp., is the President of Veritas Capital Partners III, LLC, and as such may be deemed a beneficial owner of the Class A membership interests owned by Veritas Capital Partners III, L.L.C. or voted under the direction of Veritas Capital Partners III, LLC — Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.

(8)	Includes Class A membership interests held by The Veritas Capital Fund III, L.P. and its affiliates and a third party investor, beneficial ownership of which may be deemed to be held by Mr. McKeon, as the President of Veritas Capital Partners III, L.L.C. See footnote 7 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and Vangent Holding LLC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Transactions with Related Parties
A summary of transactions with related parties follows:
•	Vangent is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P.
•	Robert B. McKeon is the sole member of the board of directors of Vangent, is chairman of the board of Vangent Holding Corp., and is the president of Veritas Capital Partners III, LLC. Mr. Musallam is a director of Vangent Holding Corp. and is a partner at Veritas Capital.
•	Certain members of management of Vangent and independent directors of Vangent Holding Corp. have been granted Class B or B-1 membership interests in Vangent Holding LLC.
•	Vangent paid an annual management fee of $1.0 million to Veritas Capital for 2010, plus fees of $0.1 million for advisory services.
•	Vangent purchased administrative services under contracts and leases with Pearson, amounting to $7.4 million for 2010. Pearson holds $35.0 million of Series A preferred stock and $5.0 million of Series B preferred stock in Vangent Holding Corp., and holds 10% of the Class A membership interests in Vangent Holding LLC.
Independent Directors
In accordance with the definition of “independent director” under the New York Stock Exchange listing standards, the following directors have no direct or indirect material relationship with us: Michael J. Bayer, Ambassador R. Nicholas Burns, Paul V. Lombardi, and Charles S. Ream.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For services rendered for 2010 and 2009 by PricewaterhouseCoopers LLP, our independent registered public accounting firm, we incurred fees as follows (in thousands):

	Years Ended
	December 31,
	2010	2009
Audit fees (1)	$1,306	$1,441
Audit-related fees (2)	257	164
Tax fees (3)	52	80

	$1,615	$1,685

(1)	Audit fees are for services relating to the annual audits of the consolidated financial statements, quarterly reviews of interim financial statements, consultations on accounting matters, and international statutory audits.

(2)	Audit-related fees include acquisition due diligence, consultations on acquisitions, and employee benefit plans.

(3)	Tax fees are for consultations on discontinued operations.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements. The consolidated financial statements begin on page F-1 of this annual report on Form 10-K.
Financial Statement Schedules. None
Exhibits.

Exhibit
Number		Description
1.1	*	Purchase Agreement, dated as of February 7, 2007, by and among Vangent, Inc., Blueprint Technologies, Inc. and PAS, Inc. and Wachovia Capital Markets, LLC and Goldman, Sachs & Co.
2.1	*
Agreement and Plan of Merger, dated August 5, 2010, by and among Vangent, Inc., VBSCC Acquisition Corp., and Buccaneer Computer Systems & Service, Inc. (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed September 21, 2010).

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
10.3
Amendment No. 1, dated July 28, 2010, to the Credit Agreement, dated February 14, 2007, by and among Vangent, Inc., Vangent Holding Corp., Wells Fargo Securities, LLC, Goldman Sachs Credit Partners L.P, Wells Fargo Bank, N.A. (successor to Wachovia Bank, National Association), and the lenders that are party (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed August 3, 2010).

21.1	**	Subsidiaries of Vangent, Inc.
31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Company’s registration statement on Form S-4 (File No. 333-145355) filed August 13, 2007.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vangent, Inc.
/s/ John M. Curtis
March 22, 2011	John M. Curtis
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John M. Curtis John M. Curtis	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2011

/s/ James C. Reagan James C. Reagan	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 22, 2011

/s/ Robert B. McKeon	Director	March 22, 2011
Robert B. McKeon

EXHIBIT INDEX

Exhibit
Number	Description
21.1	Subsidiaries of Vangent, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Vangent, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Vangent, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Vangent, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 22, 2011

Vangent, Inc.
Consolidated Balance Sheets
(in thousands, except share and per-share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$27,194	$44,638
Trade receivables, net	122,940	109,846
Prepaid expenses and other assets	12,572	10,353
Assets of discontinued operations	329	15,036

Total current assets	163,035	179,873

Property and equipment, net	28,031	25,124
Intangible assets, net	150,847	151,860
Goodwill	297,076	268,212
Deferred tax asset	21,923	—
Deferred debt financing costs and other	8,823	8,433
Assets of discontinued operations	—	6,727

Total assets	$669,735	$640,229

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,401	$13,534
Accounts payable and accrued liabilities	80,672	64,849
Accrued interest payable	7,781	8,186
Deferred tax liability	—	5,628
Deferred revenue	7,964	3,976
Liabilities of discontinued operations	1,880	7,521

Total current liabilities	99,698	103,694

Long-term debt, net of current portion	405,353	406,832
Other long-term liabilities	5,453	7,194
Deferred tax liability	1,860	12,144
Liabilities of discontinued operations	—	502

Total liabilities	512,364	530,366

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	208,272	207,376
Accumulated other comprehensive loss	(8,917)	(14,949)
Accumulated deficit	(42,535)	(82,564)

Total Vangent stockholder’s equity	156,820	109,863
Noncontrolling interest	551	—

Total equity	157,371	109,863

Total liabilities and equity	$669,735	$640,229

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
Consolidated Statements of Operations
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Revenue	$761,841	$583,986	$532,049
Cost of revenue	639,377	490,500	440,495

Gross profit	122,464	93,486	91,554
General and administrative expenses	45,354	40,387	46,440
Selling and marketing expenses	19,905	18,003	14,930
Impairment of goodwill and indefinite-life intangible asset	5,320	11,227	13,766

Operating income	51,885	23,869	16,418
Interest expense	31,570	34,414	35,954
Interest and other income	(430)	(125)	(710)

Income (loss) from continuing operations before income taxes	20,745	(10,420)	(18,826)
Provision (benefit) for income taxes	(31,486)	6,794	4,939

Income (loss) from continuing operations	52,231	(17,214)	(23,765)
Discontinued operations:
Loss from discontinued operations, including loss on sale or disposal of $22,151 in 2010 and $4,965 in 2009	(20,034)	(16,834)	(2,127)
Provision (benefit) for income taxes	(7,806)	(40)	615

Loss from discontinued operations, net of tax	(12,228)	(16,794)	(2,742)

Net income (loss)	40,003	(34,008)	(26,507)
Net loss attributed to noncontrolling interest	(26)	—	—

Net income (loss) attributable to Vangent	$40,029	$(34,008)	$(26,507)

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
Consolidated Statements of Equity and Comprehensive Income (Loss)
(in thousands, except share amounts)

			Accum-
			ulated		Total
			Other		Vangent
		Additional	Compre-	Accum-	Stock-	Non-
	Common	Paid-in	hensive	ulated	holder’s	controlling	Total
	Stock	Capital	Loss	Deficit	Equity	Interest	Equity

Balance, December 31, 2007	100	$205,275	$(2,937)	$(22,049)	$180,289	$—	$180,289
Effect of hedging activities, net of tax	—	—	(5,413)	—	(5,413)	—	(5,413)
Foreign currency translation adjustments	—	—	(4,785)	—	(4,785)	—	(4,785)
Net loss	—	—	—	(26,507)	(26,507)	—	(26,507)

Total comprehensive loss					(36,705)	—	(36,705)
Equity-based compensation	—	1,053	—	—	1,053	—	1,053

Balance, December 31, 2008	100	206,328	(13,135)	(48,556)	144,637	—	144,637
Effect of hedging activities, net of tax	—	—	3,748	—	3,748	—	3,748
Foreign currency translation adjustments	—	—	(5,562)	—	(5,562)	—	(5,562)
Net loss	—	—	—	(34,008)	(34,008)	—	(34,008)

Total comprehensive loss					(35,822)	—	(35,822)
Equity-based compensation	—	1,048	—	—	1,048	—	1,048

Balance, December 31, 2009	100	207,376	(14,949)	(82,564)	109,863	—	109,863
Effect of hedging activities, net of tax	—	—	3,021	—	3,021	—	3,021
Foreign currency translation adjustments	—	—	2,835	—	2,835	—	2,835
Defined benefit plan overfunding, net of tax	—	—	176	—	176	—	176
Net income (loss)	—	—	—	40,029	40,029	(26)	40,003

Total comprehensive income (loss)					46,061	(26)	46,035
Buccaneer acquisition	—	—	—	—	—	727	727
Distribution to noncontrolling interest		—	—	—	—	(150)	(150)
Equity-based compensation	—	896	—	—	896	—	896

Balance, December 31, 2010	100	$208,272	$(8,917)	$(42,535)	$156,820	$551	$157,371

The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$40,003	$(34,008)	$(26,507)
Loss from discontinued operations, net of tax	(12,228)	(16,794)	(2,742)

Income (loss) from continuing operations	52,231	(17,214)	(23,765)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill and indefinite-life intangible asset	5,320	11,227	13,766
Amortization of intangible assets	22,823	21,083	21,031
Depreciation and amortization of property and equipment	11,975	10,800	12,527
Amortization of deferred debt financing costs	2,502	2,160	2,251
Equity-based compensation expense	896	1,048	1,053
Deferred income taxes	(32,591)	5,822	3,806
Changes in operating assets and liabilities, excluding effect of acquisitions:
Trade receivables	5,177	14,401	(18,942)
Prepaid expenses and other assets	(338)	2,852	1,287
Accounts payable and other liabilities	4,788	(2,751)	5,396

Continuing operations, net	72,783	49,428	18,410
Discontinued operations, net	(1,892)	(9,041)	—

Net cash provided by operating activities	70,891	40,387	18,410

Cash flows from investing activities
Acquisition, net of cash acquired	(60,153)	—	(3,892)
Capital expenditures	(12,449)	(10,682)	(9,053)

Continuing operations, net	(72,602)	(10,682)	(12,945)
Discontinued operations, net	(516)	(5,101)	(585)

Net cash used in investing activities	(73,118)	(15,783)	(13,530)

Cash flows from financing activities
Borrowing under revolving credit facility	16,000	—	—
Repayment of borrowing under revolving credit facility	(16,000)	—	—
Repayment of senior secured term loan	(13,612)	—	(7,834)
Deferred debt financing costs and other	(2,192)	(188)	(254)

Net cash used in financing activities, continuing operations	(15,804)	(188)	(8,088)

Effect of exchange rate changes on cash and cash equivalents	(38)	34	(1,751)

Net increase (decrease) in cash and cash equivalents	(18,069)	24,450	(4,959)
Total cash and cash equivalents, beginning of year	45,584	21,134	26,093

Total cash and cash equivalents, end of year	27,515	45,584	21,134
Less: Cash and cash equivalents, discontinued operations	321	946	1,688

Cash and cash equivalents, continuing operations	$27,194	$44,638	$19,446

Supplemental noncash investing and financing activities
Leasehold improvements provided by lessor under operating leases	$870	$855	$2,503

Supplemental cash flow information
Interest paid, continuing operations	$29,448	$32,713	$34,133
Income taxes paid:
Continuing operations	1,040	831	585
Discontinued operations	554	398	501
The accompanying notes are an integral part of these financial statements.

Vangent, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
1. Organization and Basis of Presentation
Basis of Presentation
Vangent, Inc. (“Vangent” or “Company”) is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P. and 10% owned by Pearson plc.
Nature of Operations
Vangent is a global provider of consulting, systems integration, human capital management and business process services to the U.S. federal and international governments, higher education institutions and corporations.
The Company’s primary customer focus is U.S. governmental agencies. The Department of Health and Human Services (“HHS”) represented 36%, the Department of Commerce (“DoC”) represented 24%, and the Department of Education (“DoED”) represented 13% of total revenue for the year ended December 31, 2010.
2. Summary of Significant Accounting Policies
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter.
Principles of Consolidation
The consolidated financial statements include the balance sheet accounts and the results of operations and cash flows of Vangent, its domestic and foreign subsidiaries, and variable interest entities for which the Company has determined it is the primary beneficiary. Business operations in Latin America are segregated and reported as discontinued operations. All intercompany balances and transactions have been eliminated.
The Company has interests in three joint ventures that provide government contract services in the United States, United Kingdom and the United Arab Emirates. The Company has guaranteed performance under contracts for which the joint ventures earn revenue from government customers. The three joint ventures are fully consolidated in the financial statements; the consolidated balance sheet includes joint-venture assets of $12,129 and liabilities of $8,419 at December 31, 2010. The Company holds less than a majority ownership interest in the two foreign joint ventures; however, the Company is entitled to a majority of the income and losses and has determined that it is the primary beneficiary of each of the joint ventures. The Company holds a 70% interest in the domestic joint venture; the remaining ownership share is reported as noncontrolling interest in the consolidated financial statements.
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
Contracts with customers are fixed-price, cost-plus, or time-and-materials contracts. Revenue and profit on fixed-price service contracts under which the Company is paid a specific amount to provide services are recognized ratably as services are performed or as units are delivered. Revenue and profit under cost-plus service contracts is recognized as costs are incurred plus negotiated fees. Fixed fees on cost-plus service contracts are recognized ratably as services are performed. Incentive fees on cost-plus service contracts are recognized when awarded by the customer or, if determinable as of the reporting date, are recognized ratably as services are performed. Revenue for time-and-materials contracts is recognized on the basis of allowable labor hours multiplied by the contracted billing rates, plus costs for items used in the performance of the contract. Profit on time-and-materials contracts result from the difference between the cost of services performed and the contracted billing rates for the services.

Revenue and profit on fixed-price systems development contracts within the scope of the FASB Accounting Standards Codification Topic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts (formerly Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts), are recognized under the percentage-of-completion method based on the ratio of actual costs incurred to the total estimated costs at completion of the contract, multiplied by estimated total contract revenue. Provision for the full amount of an anticipated loss on a contract is recognized in the period in which the loss becomes probable and can be reasonably estimated.
Revenue recognition requires significant judgment relative to assessing risks, estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. Contract costs include labor and related employee benefits, subcontracting costs and other direct costs, as well as allocations of allowable indirect costs. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. Contracts may include a combination of one or more of services or deliverables. Judgment is required to determine if a contract with more than one element should be considered separate units of accounting with revenue allocated to each element.
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
Equity-Based Compensation
Vangent charges equity-based compensation expense for awards of Class B or B-1membership interests in Vangent Holdings LLC granted to certain employees and independent directors based on the grant-date fair value. Class B or B-1membership interests represent a net profits interest in Vangent Holdings LLC and are granted with no exercise price and no expiration date. Equity-based compensation expense is amortized on a straight line basis over the total requisite service period for the award.
Derivative Financial Instruments
The Company uses derivatives as hedge instruments to manage interest rate risk and certain foreign currency exchange rate risks and does not enter into derivative transactions for trading or speculative purposes. The fair value of derivatives is based on quoted prices for similar assets or liabilities in active markets adjusted for nonperformance risk.
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

Cash and Cash Equivalents
Cash and cash equivalents are composed of highly liquid instruments with original maturities of 90 days or less. Cash in bank accounts at times may exceed federally insured limits. Cash equivalents or marketable securities are comprised primarily of repurchase agreements and institutional money market funds with major commercial banks under which cash is invested in U.S. Treasury and U.S. government agency securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company believes its credit risks on trade receivables are limited since revenue and receivables are derived primarily from U.S. government agencies. The Company does not have any off balance sheet credit exposure related to its trade receivables.
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
Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation and amortization. Major improvements are capitalized, and maintenance and repairs and minor improvements are charged to expense as incurred. Depreciation and amortization is based on the straight-line method over estimated useful lives and begins in the month the asset is put into service. Amortization of leasehold improvements is based on the straight-line method over the shorter of the lease term or estimated useful lives. When assets are retired or otherwise disposed of, the asset cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. A summary of property and equipment follows:

	Life	December 31,
	(in years)	2010	2009
Software	3 to 5	$21,141	$21,024
Equipment and furniture	3 to 10	35,091	27,109
Leasehold improvements	3 to 15	14,168	10,118

		70,400	58,251
Accumulated depreciation and amortization		(42,369)	(33,127)

Property and equipment, net		$28,031	$25,124

Intangible Assets
Intangible assets are amortized over their estimated useful lives unless the useful life is determined to be indefinite. Amortization of definite-life intangible assets resulting from the Vangent acquisition in 2007 is based on the straight-line method. Amortization of a definite-life intangible asset for customer relationships resulting from the Buccaneer Acquisition in September 2010 is based on an accelerated method. Amortization is included in cost of revenue in the consolidated statements of operations.

Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, consisting of property and equipment and definite-life intangible assets are evaluated when events and circumstances indicate a potential impairment. The carrying amount is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is separately identifiable and is less than its carrying amount. A loss is recognized based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using estimated cash flows associated with the asset, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in impairment in a future period.
Goodwill and Indefinite Life Intangible Asset
Goodwill is the amount by which the cost of an acquired business exceeds the fair value of assets acquired and liabilities assumed. The Company tests goodwill and the indefinite-life intangible asset on an annual basis in the fourth quarter of each year or more frequently if indicators of impairment exist. If the fair value of the indefinite-life intangible asset exceeds its carrying amount, the asset is not considered impaired. The impairment test for goodwill is a two-step process. The first step compares the fair value of each reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount for a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of the impairment loss by comparing the fair value of goodwill with the carrying amounts. Fair values are determined using an income approach based on a discounted cash flow methodology and a market approach. The Company considers and relies, in part, on reports of a third-party expert to determine the fair values.
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
A purchase accounting tax valuation allowance was established in 2007 in connection with the Vangent Acquisition, and a full valuation allowance was provided against U.S. deferred tax assets at December 31, 2008 and 2009. A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment for a valuation allowance requires judgment on the part of management with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company has recently experienced positive trends in its continuing operating performance, and the positive trends are likely to continue in future periods. The Company has concluded at December 31, 2010, based upon all available evidence, that it is more likely than not that U.S. deferred tax assets will be realizable, except for the portion relating to a net capital loss carryforward resulting from the sales of discontinued operations in Latin America. Accordingly, the tax valuation allowance against deferred tax assets was reversed for the year ended December 31, 2010, since realization is believed to be more likely than not. The reduction to the tax valuation allowance is recorded as an adjustment to the provision for income taxes.
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
Other Comprehensive Income (Loss)
Vangent reports total comprehensive income (loss) that consists of net income (loss), the effect of hedging activities including an additional deferred tax effect resulting from the reversal of a tax valuation allowance, and the effect of foreign currency translation adjustments. No income taxes are provided on the cumulative translation adjustment since it is considered to be a component of a permanent investment.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include but are not limited to revenue recognition, unbilled receivables, allowance for doubtful accounts, cost estimates to complete for customer contracts, liabilities for contingencies, accrued liabilities and expenses, incentive compensation, amortization and useful lives of intangible assets, depreciation and amortization, fair value estimates to test for goodwill impairment, and realization of deferred tax assets. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
3. Acquisitions
Buccaneer Acquisition
On September 15, 2010, Vangent completed the acquisition (“Buccaneer Acquisition”) of Buccaneer Computer Systems & Service, Inc. (“Buccaneer”). Buccaneer is a leading provider of information technology services, infrastructure, secure data hosting and data analytics for the government healthcare market. The financial position of Buccaneer is included in the consolidated balance sheet as of December 31, 2010, and the results of operations and cash flows of Buccaneer for the period September 15 to December 31, 2010, are included in the consolidated statements of operations and cash flows for the year ended December 31, 2010.
Vangent acquired all outstanding shares of Buccaneer stock in exchange for total purchase consideration of $64,635. The amount of the purchase consideration paid at closing was $60,000, of which $44,000 was paid with available cash and $16,000 was funded with a variable-rate borrowing drawn on the senior secured revolving credit facility. The revolving credit borrowing was repaid in full in December 2010. Other cash purchase consideration paid amounted to $1,050.
A wholly-owned consolidated subsidiary of Buccaneer that owns and leases real property to Buccaneer was not included in the Buccaneer Acquisition. The capital stock of the subsidiary was spun off as a dividend prior to closing.
The Buccaneer Acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs and expenses amounted to $629 and were charged to general and administrative expense.

The allocation of the purchase price is provisional pending, among other things, final agreement of the adjustment to the purchase price based upon the level of net working capital transferred at closing. A summary of the total purchase consideration and the allocation of the purchase consideration based on estimates of fair value for the assets acquired and the liabilities assumed follows:

Purchase Consideration
Cash paid	$61,050
Other purchase consideration	3,585

$64,635

Other purchase consideration represents estimated future payments relating to the Company’s election under Section 338 (h) (10) of the Internal Revenue Code and the working capital adjustment.

Allocation of Purchase Consideration
Cash	$897
Accounts receivable	18,224
Property and equipment	2,055
Definite-life intangible assets	25,792
Goodwill	30,457
Other assets	2,009
Less: Liabilities assumed	(14,072)

Net assets acquired	65,362
Less: Noncontrolling interest	(727)

$64,635

Allocation of Definite-Life Intangible Assets Acquired
Customer relationships (eight-year life)	$23,809
Non-compete agreements (three-year life)	1,983

$25,792

The fair value of the definite-life intangible asset for customer relationships is based on customer contracts and relationships with existing customers and is expected to have an eight-year life. Amortization of the definite-life intangible asset for customer relationships is based on an accelerated method, and amortization of the definite-life intangible asset for non-compete agreements is based on the straight-line method. Amortization expense is included in cost of revenue.
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
Revenue from Buccaneer for the period September 15 to December 31, 2010, amounted to $34,949 and is reported as part of the Government Group business segment. Operating income was $1,132 and includes charges for the amortization of acquired intangible assets based on an accelerated method.

Unaudited Pro Forma Information
The following unaudited pro forma results of operations data are presented as if the Buccaneer Acquisition had occurred on January 1, 2009 and 2010:

	December 31,
	2010	2009

Revenue	$844,939	$647,791
Income (loss) from continuing operations	$53,744	$(17,886)
The unaudited pro forma results of operations data are derived from the consolidated financial statements of Vangent and Buccaneer and reflect pro forma adjustments as if the Buccaneer Acquisition had occurred on January 1, 2009 and 2010. The unaudited pro forma data are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the Buccaneer Acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.
Acquisition of Aptiv Technology Partners
In 2008, Vangent purchased the government health integration group assets of Aptiv Technology Partners for cash consideration of $3,892, including acquisition fees. In accordance with the purchase method of accounting, the assets and liabilities acquired were recorded at their estimated fair values at the date of the acquisition, and the results of operations of the acquired business have been included in the consolidated financial statements from the date of the acquisition. The allocation of the purchase consideration resulted in intangible assets of $1,154 that are being amortized over a three-year period and goodwill of $2,703.
4. Discontinued Operations
In 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America that are segregated and reported as discontinued operations. Vangent completed the sales of its operations in Argentina in the third quarter of 2010 and Mexico in the fourth quarter of 2010. The sale of operations in Venezuela was completed in February 2011. Summarized financial information for discontinued operations follows:

	December 31,
Discontinued Operations	2010	2009
Balance Sheet Data
Cash	$321	$946
Trade receivables and other	8	14,090

Total current assets	329	15,036
Property and equipment, net	—	4,744
Deferred income taxes and other	—	1,983

Total assets	329	21,763
Current liabilities	1,880	7,521
Long-term liabilities	—	502

Net assets (deficit) of discontinued operations	$(1,551)	$13,740

	Years Ended December 31,
Discontinued Operations	2010	2009	2008
Statements of Operations Data
Revenue	$24,697	$22,803	$26,222
Costs and expenses	23,600	29,894	25,364
Impairment charges for goodwill	—	4,253	2,985
Loss on sale or disposal	22,151	4,965	—
Other (income) expense, net	(1,020)	525	—

Loss from discontinued operations before income taxes	(20,034)	(16,834)	(2,127)
Provision (benefit) for income taxes	(7,806)	(40)	615

Loss from discontinued operations, net of tax	$(12,228)	$(16,794)	$(2,742)

Discontinued Operations in Venezuela — Designation of Venezuelan Economy as Highly Inflationary
The sale of operations in Venezuela was completed in February 2011. Discontinued operations include revenue of $2,349 from Venezuela for the year ended December 31, 2010. Effective January 2010, the Venezuelan economy was determined to be highly inflationary under U. S. generally accepted accounting principles. An economy is considered highly inflationary when cumulative three-year inflation exceeds 100% which occurred in the fourth quarter of 2009. As a result of accounting guidance, Vangent’s operations in Venezuela used the U.S. dollar as the functional currency effective January 2010, and net monetary assets held in bolivar fuertes are translated into U.S. dollars at each balance sheet date with remeasurement adjustments and any foreign currency transaction gains or losses recognized in income or expense. In June 2010, the Venezuelan government instituted foreign exchange controls that replaced the parallel or market rate, and Vangent began to use the foreign currency exchange rate controlled and regulated by the Central Bank of Venezuela under a system referred to as Sistema de Transacciones con Titulos en Moneda Extranjera, or SITME, in place of the parallel rate to consolidate operations in Venezuela. Other income and expense, net, for discontinued operations includes a net foreign currency gain of $60 from Venezuela for the year ended December 31, 2010.
Discontinued Operations in Argentina — Variable Interest Entity
The sale of operations in Argentina was completed in the third quarter of 2010. Vangent Argentina, S.A. held less than a majority ownership interest in a joint venture and was entitled to 50% of the income and losses. Vangent Argentina determined that it did not have the power to direct matters that most significantly impact the activities of the joint venture and that it was not the primary beneficiary. The joint venture was accounted for under the equity method of accounting as part of discontinued operations. Equity in net income of the joint venture amounted to $1,054 for the year ended December 31, 2010.
5. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is now part of the topic on Consolidations dealing with the consolidation of variable interest entities. The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements became effective on January 1, 2010. Adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
In October 2009, the FASB issued ASU, Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an allocation of revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In October 2009, the FASB issued an ASU, Certain Revenue Arrangements that Include Software Elements, that amends existing requirements to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.
In January 2010, the FASB issued an ASU, Improving Disclosures about Fair Value Measurements, requiring additional disclosures on fair value measurements. Disclosure requirements for transfers in and out of levels 1 and 2 of the hierarchy for fair value measurements, that became effective January 1, 2010, did not have a material effect on the Company’s results of operations or financial position. Disclosures about purchases, sales, issuance, and settlements in a rollforward of activity for level 3 fair value measurements are deferred until fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.
In April 2010, the FASB issued an ASU, Revenue Recognition — Milestone Method, to provide guidance on (i) defining a milestone, and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance becomes effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption and retrospective application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.
In July 2010, the FASB issued an ASU, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to expand disclosures for exposure to credit losses from lending arrangements, including credit risks involved in financing receivables and allowances for credit losses. Adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
In December 2010, the FASB issued an ASU, Disclosure of Supplementary Pro Forma Information for Business Combinations, effective for business combinations occurring after December 15, 2010, and an ASU, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, effective for fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.
6. Trade Accounts Receivable
A summary of trade accounts receivable, customers that represented 10% or more of trade accounts receivable, and the allowance for doubtful accounts follows:

	December 31,
	2010	2009
Billed trade receivables	$91,126	$74,929
Billable trade receivables	22,391	26,798
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	8,794	7,432
Other	806	840

	123,117	109,999
Allowance for doubtful accounts	(177)	(153)

Trade receivables, net	$122,940	$109,846

Trade accounts receivable from major customers
Department of Health and Human Services	46%	34%
Department of Education	17%	16%
Department of Defense	11%	18%

7. Accounts Payable and Accrued Liabilities and Other Long-Term Liabilities
A summary of accounts payable and accrued liabilities and other long-term liabilities follows:

	December 31,
	2010	2009
Accounts payable and accrued liabilities
Trade accounts payable and accrued liabilities	$45,834	$39,440
Accrued compensation and employee benefits	31,795	20,585
Fair value of liability derivative	646	2,447
Accrued taxes	2,397	2,377

	$80,672	$64,849

Other long-term liabilities
Deferred rent	$4,742	$4,458
Fair value of liability derivative	—	2,210
Other	711	526

	$5,453	$7,194

8. Intangible Assets

	Weighted
	Average Life	December 31,
	(in years)	2010	2009
Indefinite-life intangible asset
Intellectual property of Human Capital Group	Indefinite	$11,178	$11,178
Accumulated impairment		(4,686)	(850)

Indefinite-life intangible asset, net		6,492	10,328

Definite-life intangible assets
Customer relationships	10	224,762	201,101
Other	3	2,641	658

		227,403	201,759
Accumulated amortization		(83,048)	(60,227)

Definite-life intangible assets, net		144,355	141,532

Intangible assets, net		$150,847	$151,860

The accumulated impairment of $4,686 for the indefinite-life intangible asset of the Human Capital Group resulted from the recession and continuing high unemployment levels that have reduced hiring and processing needs of human resource departments of commercial customers.
The increase in definite-life intangible assets resulted from the Buccaneer Acquisition completed in September 2010. Estimates of the amortization of the unamortized balance of definite-life intangible assets for each of the next five years and thereafter follows:

Years Ending December 31
2011	$26,337
2012	25,513
2013	24,658
2014	14,887
2015	12,991
Thereafter	39,969

$144,355

9. Goodwill
Goodwill is recorded in connection with acquisitions representing the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. A summary of activity follows:

			Human
	Government	International	Capital	Total
	Group	Group	Group	Goodwill
Balance, December 31, 2007	$247,678	$22,698	$19,159	$289,535
Acquisition of Aptiv Technology Partners	2,703	—	—	2,703
Impairment charges	—	(5,553)	(8,213)	(13,766)
Other	—	(241)	—	(241)

Balance, December 31, 2008	250,381	16,904	10,946	278,231
Impairment charges	—	(7,912)	(2,465)	(10,377)
Other	—	358	—	358

Balance, December 31, 2009	250,381	9,350	8,481	268,212
Buccanneer Acquisition	30,457	—	—	30,457
Impairment charge	—	—	(1,484)	(1,484)
Other	—	(109)	—	(109)

Balance, December 31, 2010	$280,838	$9,241	$6,997	$297,076

December 31, 2010
Goodwill	$280,838	$22,706	$19,159	$322,703
Accumulated impairment	—	(13,465)	(12,162)	(25,627)

	$280,838	$9,241	$6,997	$297,076

December 31, 2009
Goodwill	$250,381	$22,815	$19,159	$292,355
Accumulated impairment	—	(13,465)	(10,678)	(24,143)

	$250,381	$9,350	$8,481	$268,212

The goodwill impairment charges of $1,484, $2,465, and $8,213 for the Human Capital Group for the years ended December 31, 2010, 2009 and 2008, respectively, resulted from the recession in the United States and continuing high unemployment levels that have to reduced hiring and processing needs of human resource departments of commercial customers. Continuing adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges for the Human Capital Group in a future period.
The goodwill impairment charges of $7,912 and $5,553 for the International Group for the years ended December 31, 2009 and 2008, respectively, resulted from continuing adverse business conditions and reduced expectations of future operating performance.
There have been no impairment charges for the Government Group and we do not expect the Government Group to be at risk for impairment charges.
The process of evaluating impairment charges is subjective and requires significant judgment at many points during the analysis. In estimating fair values of the reporting units for the annual evaluation, estimates and judgments are developed about the future cash flows, including estimated growth rates and assumptions about the future economic and operating environment. Although cash-flow forecasts are based on assumptions that are consistent with plans and estimates that are used to manage the business segments, there is significant judgment in determining the cash flows attributable to reporting units over the forecast period. We cannot be certain that a future downturn in any of our businesses or adverse changes in market conditions compared with our estimates and assumptions will not result in future impairment charges. Failure to achieve forecast operating results due to further weakness in the economic environment or other factors could result in future impairment charges.

10. Long-Term Debt
A summary of long-term debt follows:

	December 31,
	2010	2009
Long-term debt
Term loan under senior secured credit facility with interest at variable rates (2.29% at December 31, 2010), maturing February 15, 2013	$216,754	$230,366
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	406,754	420,366
Less: Current portion of long-term debt	1,401	13,534

Long-term debt, net of current portion	$405,353	$406,832

Scheduled maturities of long-term debt
2011	$1,401
2012	310
2013	215,043
2014	—
2015	190,000

	$406,754

Senior Secured Credit Facility
At December 31, 2010, the senior secured credit facility consisted of a term loan of $216,754, and, subject to certain limitations, an available revolving credit facility of up to $49,758 that is scheduled to expire February 14, 2012. At December 31, 2010, there was a letter of credit of $242 outstanding under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2010 or 2009. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
In July 2010, Vangent and the banks that are party to the senior secured credit facility entered into an amendment that allows for the sale of Vangent’s Latin American operations, expands the amounts allowed for acquisitions to $75,000 per acquisition and to $175,000 in the aggregate, and reduces the mandatory prepayment requirement from net cash proceeds of equity offerings to 25% from 50% as long as the consolidated leverage ratio, as defined, is below 4.00 to 1. Lender fees and expenses paid in connection with the amendment amounted to $1,957 all of which were capitalized as part of deferred debt financing costs that are amortized to interest expense over the remaining life of the loan.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. The applicable margin ranged from 2.0 to 2.25% at December 31, 2010. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 25% of the net cash proceeds of equity offerings as long as the consolidated leverage ratio, as defined, is below 4.00 to 1. and 25% of capital contributions subject to certain conditions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on excess cash flow, 1,401 a mandatory repayment of $13,612 was made March 31, 2010, and a mandatory repayment of $1,401 is scheduled to be paid March 31, 2011. Since the excess cash flow requirement is based on annual cash flow, it is not possible to determine the amount, if any, that would become payable in March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of December 31, 2010, the Company was in compliance with all of the affirmative and negative covenants.

The more restrictive covenants relate to compliance with a maximum allowable consolidated leverage ratio, as defined in the senior secured credit facility, based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At December 31, 2010, the consolidated leverage ratio was 3.78 to 1, compared with the maximum allowable ratio of 5.50 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.25 at June 30, 2011 and to 5.00 at March 31, 2012.
9 5/8% Senior Subordinated Notes
In February 2007, the Company completed an offering of $190,000 principal amount of 9 5/8% senior subordinated notes due February 15, 2015. Interest accrues at the fixed rate of 9 5/8% and is paid semi-annually. The notes are general unsecured obligations of the Company and are subordinated to all existing and future senior loans including borrowings under the senior secured credit facility. The notes are guaranteed, jointly and severally, by all existing and future domestic subsidiaries. Joint ventures and foreign subsidiaries do not guarantee the notes.
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

Operating
Leases
Years Ending December 31
2011	$19,561
2012	16,810
2013	13,011
2014	6,707
2015	4,659
Thereafter	13,956

Total future minimum lease payments	74,704
Less: Subleases	(3,823)

Net future minimum lease payments	$70,881

Rent expense amounted to $20,410, $17,609, and $16,736 for the years ended December 31, 2010, 2009, and 2008, respectively.

12. Income Taxes
A summary of the provision for income taxes follows:

	Years Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations before income taxes
United States	$18,964	$(4,304)	$(15,936)
Foreign	1,781	(6,116)	(2,890)

	$20,745	$(10,420)	$(18,826)

Provision (benefit) for income tax
Current:
Federal and state	$170	$—	$—
Foreign	567	1,025	1,267

	737	1,025	1,267

Deferred:
Federal and state	(32,049)	6,110	3,929
Foreign	(174)	(341)	(257)

	(32,223)	5,769	3,672

	$(31,486)	$6,794	$4,939

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2010	2009	2008

U.S. Federal statutory tax rate	35%	35%	35%
State income tax, net of federal benefit	4	1	4
Foreign operations	(1)	(3)	(1)
Non-deductible portion of goodwill impairment charge	—	(24)	(9)
Equity-based compensation	2	(11)	—
Other	(2)	(2)	(1)
Change in tax valuation allowance	(190)	(61)	(54)

Effective tax rate	(152)%	(65)%	(26)%

A summary of deferred tax assets (liabilities) and changes to the tax valuation allowance follows:

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforward	$21,971	$21,280
Net capital loss carryforward	3,355	—
Intangible assets	17,840	13,207
Deferred transaction costs	1,289	1,412
Depreciation	—	1,271
Interest rate swaps	255	1,929
Accrued liabilities	5,109	1,402

Total deferred tax assets	49,819	40,501

Deferred tax liabilities
Goodwill and intangible assets	(21,743)	(17,773)
Other	(2,593)	(790)

Total deferred tax liabilities	(24,336)	(18,563)
Tax valuation allowance	3,714	39,276

Net deferred tax asset (liability)	$21,769	$(17,338)

Balance sheet presentation
Deferred tax assets:
Current	$1,706	$434
Noncurrent	21,923	—
Deferred tax liabilities:
Current	—	(5,628)
Noncurrent	(1,860)	(12,144)

Net deferred tax asset (liability)	$21,769	$(17,338)

	Years Ended December 31,
	2010	2009	2008

Tax valuation allowance
Balance, beginning of year	$39,276	$34,594	$24,908
Purchase accounting adjustment	—	—	(3,742)
Provision (benefit) for income taxes	(35,562)	6,574	10,143
True-ups to tax returns	—	(327)	1,087
Other comprehensive loss	—	(1,565)	2,198

Balance, end of year	$3,714	$39,276	$34,594

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the year ended December 31, 2010, is net of the reversal of the tax valuation allowance against deferred tax assets.
A purchase accounting tax valuation allowance was established in 2007 in connection with the Vangent Acquisition, and a full valuation allowance was provided against U.S. deferred tax assets at December 31, 2008 and 2009. A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized in the future. The assessment for a valuation allowance requires judgment on the part of management with respect to tax benefits that may be realized. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies, and recent financial results. The Company has recently experienced positive trends in its continuing operating performance, and the positive trends are likely to continue in future periods. The Company has concluded at December 31, 2010, based upon all available evidence, that it is more likely than not that U.S. deferred tax assets will be realizable except for the portion relating to a net capital loss carryforward relating to the sales of discontinued operations in Latin America. The tax valuation allowance was reversed for 2010 since realization is believed to be more likely than not. The reduction to the tax valuation allowance is recorded as an adjustment to the provision for income taxes.

At December 31, 2010, Vangent had a U.S. net operating loss carryforward of $55,532 scheduled to begin to expire in 2027. The Company has not accrued a provision for income taxes on undistributed earnings of its foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, federal income and foreign withholding taxes would apply. The amount of the unrecognized income tax associated with the undistributed earnings was not material at December 31, 2010.
ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. Vangent is indemnified and is not liable for any income taxes for periods prior to February 15, 2007, the date Veritas Capital acquired Vangent. There was no liability for unrecognized tax benefits at December 31, 2010 or 2009. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.
Vangent and its subsidiaries conduct business and are subject to income taxes in the United States and certain foreign countries. Vangent’s income tax returns for 2007 and subsequent years are subject to examination by federal, state, local, or foreign tax authorities. Interest and penalties relating to income taxes are charged to the provision for income taxes.
13. Commitments and Contingencies
Federal government agencies routinely audit the Company’s books and records. These agencies review contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and compliance with, internal control systems and policies, including purchasing, property, estimating, compensation and management information systems. Audits of the Company’s incurred cost submissions for 2005 and subsequent years are open. The Company is also subject to audits, legal proceedings, investigations and claims arising out of the ordinary course of business and accrues a liability if an unfavorable outcome is probable. In the opinion of management, resolution of such matters is not expected to have a material effect on the Company’s results of operations and cash flows or financial position.
Contract with the University of California
In 2007, the Company received a notice from the University of California that it deemed the Company to be in breach of a contract. The Company recorded an expense of $1.0 million relating to the issue for the year ended December 31, 2007. For the year ended December 31, 2008, the Company paid $4,995 to the University under a settlement agreement and recorded a charge of $3,995 to general and administrative expense and a reduction of $1,998 to expense for proceeds of $1,998 received from the Company’s insurance carrier.
14. Equity-Based Compensation
No stock options are authorized and no stock options have been granted by Vangent.
Certain members of management of Vangent and independent directors of Vangent Holding Corp. have been granted Class B or B-1membership interests in Vangent Holding LLC. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp., which in turn owns all of Vangent’s common stock. At December 31, 2010, the outstanding balance of grants of Class B or B-1 membership interests represented 5.9% of the net profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B or B-1 membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B or B-1 membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Holders of Class B or B-1 membership interests are entitled to receive their respective proportional interest in all distributions made by Vangent Holding LLC, provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Class B membership interests are granted with no exercise price, no threshold or floor value, and no expiration date. Class B-1 membership interests are granted with a threshold or floor value and earn a proportional interest in distributions above the floor valuation. Grants of Class B or B-1 membership interests are limited in the aggregate to 7.5% of the net profits interests in Vangent Holding LLC.

A summary of activity for grants and the outstanding balance of Class B or B-1 membership interests in Vangent Holding LLC follow:

	Class B or B-1
	Membership Interests in Vangent Holding LLC
	Available for		Fair Value at
	Grant	Outstanding	Date of Grant
Balance, December 31, 2007	2.6%	4.9%	$5,492
Granted	(1.5)	1.5	1,127
Forfeited	0.8	(0.8)	(940)

Balance, December 31, 2008	1.9	5.6%	5,679
Granted	(0.4)	0.4	329
Forfeited	0.4	(0.4)	(406)

Balance, December 31, 2009	1.9	5.6%	5,602
Granted	(0.8)	0.8	798
Forfeited	0.5	(0.5)	(413)

Balance, December 31, 2010	1.6%	5.9%	$5,987

At December 31, 2010
Vested		3.1%
Not yet vested		2.8

		5.9%

Vangent charges equity-based compensation expense for awards of Class B or B-1 membership interests in Vangent Holding LLC granted to certain employees and independent directors. Equity-based compensation expense is amortized on a straight-line basis over the total requisite service period for the award.
The fair value of grants of Class B or B-1 membership interests is determined by management using an income approach based on a cash flow methodology, the ownership percentage in Vangent holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity. The Company considers and relies, in part, on reports of third-party experts in the determination of fair value of grants of Class B or B-1 membership interests. The discount for lack of liquidity was 15% for 2010, 25% for 2009, and 35% for 2008. The discount is estimated based on the Black-Scholes put-call parity ratio, and the weighted average assumptions for 2010 are risk free rate of 0.4%, expected volatility of 36%, expected life of 2.0 years, and no dividend yield.
Charges for equity-based compensation expense amounted to $896, $1,048, and $1,053 for the years ended December 31, 2010, 2009, and 2008, respectively. The unamortized amount of equity-based compensation was $2,057 at December 31, 2010, and is scheduled to be charged to expense as follows:

Years Ending December 31
2011	1,022
2012	459
2013	272
2014	166
2015	138

$2,057

15. Retirement Plans
Defined Contribution Plans
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Costs representing the Company’s matching contributions were $6,047, $6,257, and $4,126 for the years ended December 31, 2010, 2009, and 2008, respectively.
Defined Benefit Plan
A defined benefit plan covers certain employees in the United Kingdom. Pension costs were $259, $145 and $192 for the years ended December 31, 2010, 2009, and 2008, respectively. The fair value of plan assets was $1,884 and $1,317, and the present value of defined benefit obligations was $1,708 and $1,359 at December 31, 2010 and 2009, respectively. Accumulated other comprehensive loss at December 31, 2010, reflects income of $176 representing the overfunded status.
16. Related Party Transactions
Vangent is a 100%-owned subsidiary of Vangent Holding Corp. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp. and is 90% owned by The Veritas Capital Fund III, L.P.
Robert B. McKeon is the sole member of the board of directors of Vangent, is chairman of the board of Vangent Holding Corp., and is the president of Veritas Capital Partners III, LLC. Mr. Ramzi Musallam is a director of Vangent Holding Corp. and is a partner at Veritas Capital.
Certain members of management of Vangent and independent directors of Vangent Holding Corp. have been granted Class B or B-1membership interests in Vangent Holding LLC.
Vangent paid an annual management fee of $1,000 to Veritas Capital for each the years ended December 31, 2010, 2009 and 2008, and paid advisory fees of $119 to Veritas Capital for the year ended December 31, 2010.
Vangent purchased administrative services under contracts and leases with Pearson amounting to $7,370 for the year ended December 31, 2010. Pearson holds $35,000 of Series A preferred stock and $5,000 of Series B preferred stock in Vangent Holding Corp., and holds 10% of the Class A membership interests in Vangent Holding LLC.
17. Derivative Instruments, Hedging Activities and Financial Instruments
Vangent, Inc. uses derivative financial instruments to manage interest rate risk and Vangent Mexico, S.A. de C.V., a 100%-owned subsidiary included as part of discontinued operations, has used derivative instruments to manage certain foreign currency exchange rate risks. Interest rate swap agreements are used as cash-flow hedges of interest rate risk associated with variable-rate borrowings under the senior secured credit facility. Foreign currency contracts have been used to hedge exchange rate risks associated with purchase commitments and obligations in currencies other than the Mexican peso. Derivatives can involve credit risk from possible non-performance by the parties. At December 31, 2010, the fair values of the derivatives resulted in a derivative liability, and the fair value liability reflects the Company’s credit adjusted discount rate. The Company does not enter into derivative transactions for trading or speculative purposes.
For derivative financial instruments that qualify as a cash-flow hedge, the effective portion of the gain/loss is reported, net of tax, as a component of other comprehensive income/loss (“OCI”) and is subsequently reclassified to the statements of operations in the period or periods in which the hedged transaction affects the statement of operations.
Interest Rate Swap Agreements on Variable-Rate Term Loan
The Company has entered into interest rate swap agreements with a commercial bank to hedge fluctuations in LIBOR interest rates on a portion of the term loan borrowing under the senior secured credit facility. The Company exchanged its variable LIBOR interest rate for a fixed interest rate. At December 31, 2010, an interest rate swap agreement at the notional amount of $150,000 to pay fixed interest at the rate of 3.28% and to receive variable interest based on three-month LIBOR was outstanding and scheduled to mature in February 2011.

The Company designated the interest rate swaps as cash flow hedges at inception of the agreements. The Company performs a quarterly analysis of the effectiveness of the hedge transactions and has concluded that the hedging relationship is highly effective due to the consistency of critical terms of the interest rate swap agreements and related term loan under the senior secured credit facility. The fair value of the interest rate swap liability was $646 at December 31, 2010, and $4,657 at December 31, 2009. The unrealized loss on interest rate swaps, net of tax and including an additional deferred tax effect resulting from the reversal of the tax valuation allowance, was $2,005 at December 31, 2010, and is reported in accumulated OCI in the consolidated statement of equity and is expected to be reclassified to operations by February 2011.
Discontinued Operations — Foreign Currency Contracts
In 2009, Vangent Mexico entered into foreign currency forward exchange contracts with a commercial bank to hedge fluctuations in the Mexican peso exchange rates. At December 31, 2010, there were no foreign currency forward exchange contracts outstanding. At inception the foreign currency contracts qualified as cash flow hedges; subsequently certain hedge contracts no longer qualified as cash flow hedges since forecasted transactions were no longer likely to occur. Accordingly, cost of revenue for discontinued operations for the year ended December 31, 2010, includes a loss of $89 reclassified from OCI for contracts that no longer qualified.
Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:
Statements of Operations Data

					Amount of Gain
					(Loss) Recognized
	Amount of		Amount of Gain	Location of Gain	in Income on
	Gain (Loss)		(Loss)	(Loss) Recognized in	Derivative
	Recognized in	Location of Gain (Loss)	Reclassified from	Income on Derivative	(Ineffective
	OCI on	Reclassified from	Accumulated	(Ineffective Portion	Portion and
	Derivative	Accumulated OCI into	OCI into Income	and Amount Excluded	Amount Excluded
	(Effective	Income (Effective	(Effective	from Effectiveness	from Effectiveness
Derivative Contracts	Portion)	Portion)	Portion)	Testing)	Testing)
Year Ended December 31, 2010

Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$(730)	Interest expense	$4,973	—	$—

Additional deferred tax effect relating to interest rate swap agreements	(1,614)	—	—	—	—

Foreign currency forward contracts	—	Discontinued operations	392	—	—

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	—	—	—	Discontinued operations	(89)

Year Ended December 31, 2009

Derivatives that qualify as cash flow hedges

Interest rate swap agreements	(2,476)	Interest expense	(6,616)	Interest expense	(94)

Foreign currency forward contracts	(937)	Discontinued operations	(545)	—	—

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	—	—	—	Discontinued operations	(88)

Balance Sheet Data

		Fair Value of
		Liability Derivatives
		December 31,
Derivative Contracts	Balance Sheet Location	2010	2009
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	Accrued liabilities	$646	$4,657
Foreign currency forward contracts	Discontinued operations	—	251

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts	Discontinued operations	—	88
Fair Value Measurements
Fair value is the price that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants at the measurement date. A summary of the bases used to measure financial assets and financial liabilities reported at fair value on a recurring basis in the consolidated balance sheets follows:

	December 31,
	2010	2009
Liabilities
Level 1 — Quoted prices in active markets for identical items	$—	$—
Level 2 — Significant other observable inputs:
Interest rate swap agreements	646	4,657
Foreign currency forward contracts	—	339
Level 3 — Significant unobservable inputs	—	—
The fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels is summarized as follows:

•	Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2	Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3	Unobservable inputs that reflect the reporting entity’s own assumptions.

Financial Instruments
The fair values of financial instruments at December 31, 2010, follow:

	Carrying
	Amounts	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$216,754	$216,754
9 5/8% senior subordinated notes, due February 15, 2015	190,000	172,425

	$406,754	$389,179

Interest rate swap agreements to pay fixed and receive variable
Accrued liabilities	$646	$646

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At December 31, 2010, the quoted market price was $90.75 per $100 reflecting a yield of 12.8%. The fair value of interest rate swap agreements and foreign currency forward contracts is based on quoted prices for similar assets or liabilities in active markets adjusted for non-performance risk. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
18. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	December 31,
	2010	2009
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Interest rate swap agreements, net of tax	$(391)	$(4,634)
Additional deferred tax effect relating to interest rate swap agreement	(1,614)	—

Continuing operations, net of tax	(2,005)	(4,634)
Discontinued operations — Foreign currency forward contracts	—	(392)

	(2,005)	(5,026)

Foreign currency cumulative translation adjustments:
Continuing operations	(5,359)	(5,287)
Discontinued operations	(1,729)	(4,636)

	(7,088)	(9,923)

Defined benefit plan overfunding, net of tax	176	—

Total accumulated other comprehensive loss	$(8,917)	$(14,949)

The additional deferred tax effect of $1,614 at December 31, 2010, relates to the interest rate swap agreement scheduled to expire in 2011 and resulted from the reversal of the tax valuation allowance for the year ended December 31, 2010. The reduction of $2,907 in the foreign currency translation adjustment for discontinued operations for the year ended December 31, 2010, resulted from sales of business operations in Argentina and Mexico.

	Hedging Activities
	Continuing	Discontinued
	Operations	Operations
		Foreign
	Interest	Currency
	Rate	Forward
	Swaps	Contracts	Total
Summary of changes in accumulated other comprehensive loss
Balance, December 31, 2009	$(4,634)	$(392)	$(5,026)
Change in fair value	(730)	—	(730)
Reclassification of loss to interest expense	4,973	—	4,973
Additional deferred tax effect	(1,614)	—	(1,614)
Reclassification of loss to discontinued operations	—	392	392

Balance, December 31, 2010	$(2,005)	$—	$(2,005)

19. Business Segment, Major Customers and Geographic Area Information
Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Vangent reports operating results and financial data for three business segments: the Government Group, the International Group, and the Human Capital Group.
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
The International Group serves government and commercial customers in the United Kingdom and Canada and provides consulting, systems integration and business process outsourcing solutions.
The Human Capital Group primarily serves the private sector and provides workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce.

Summarized financial information for business segments and for major customers representing 10% more of total revenue follows:

	Years Ended December 31,
	2010		2009		2008
Revenue by business segment (1)
Government Group	$688,270		$511,482		$454,094
International Group	50,435		44,194		48,703
Human Capital Group	25,420		33,487		29,252
Elimination	(2,284)		(5,177)		—

Total revenue	$761,841		$583,986		$532,049

Operating income (loss) by business segment
Government Group	$58,399		$36,380		$28,987
International Group	1,206		(7,379	)(2)	(4,163	)(2)
Human Capital Group	(7,694	)(3)	(5,111	) (3)	(8,348	)(3)
Corporate	(26)		(21)		(58)

Total operating income	$51,885		$23,869		$16,418

Depreciation and amortization by business segment (4)
Government Group	$30,884		$27,486		$28,283
International Group	2,653		2,978		3,612
Human Capital Group	1,261		1,419		1,663

Total depreciation and amortization	$34,798		$31,883		$33,558

Revenue from major customers
Department of Health and Human Services	36%		44%		49%
Department of Commerce	24%		*		*
Department of Education	13%		15%		17%

(1)	Revenue from sales of product represented less than 10% of total revenue.

(2)	Reflects goodwill impairment charges of $7,912 and $5,553 for the International Group for the years ended December 31, 2009 and 2008, respectively.

(3)	Reflects impairment charges for goodwill and indefinite-life intangible asset of $5,320, $3,315 and $8,213 for the Human Capital Group for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Includes amortization of definite-life intangible assets.

*	Percent of revenue is less than 10%.

	December 31,
	2010	2009
Property and equipment, net, by business segment
Government Group	$22,721	$21,878
International Group	5,001	2,636
Human Capital Group	309	610

Total property and equipment	$28,031	$25,124

Goodwill by business segment
Government Group	$280,838	$250,381
International Group	9,241	9,350
Human Capital Group	6,997	8,481

Total goodwill	$297,076	$268,212

Total assets by business segment
Government Group	$572,155	$539,208
International Group	40,007	33,084
Human Capital Group	26,238	38,137
Corporate	31,006	8,037
Discontinued operations	329	21,763

Total assets	$669,735	$640,229

Geographic Area Information
Revenue and long-lived assets by the geographic location of the entity performing the service follows:

	Years Ended December 31,
	2010	2009	2008
Revenue by geographic area
Domestic	$711,406	$539,792	$483,346
International	50,435	44,194	48,703

Total revenue	$761,841	$583,986	$532,049

	December 31,
	2010	2009
Long-lived assets (property and equipment, net) by geographic area
Domestic	$23,030	$22,488
International	5,001	2,636

Total long-lived assets	$28,031	$25,124

20. Condensed Issuer, Guarantor, and Non-Guarantor Financial Information
Debt issued by Vangent Inc. (“Issuer”) includes the term loan under the senior secured credit facility, borrowings drawn from time to time under the revolving credit facility, and the senior subordinated notes. The debt of the Issuer is unconditionally guaranteed on a joint and several bases by its domestic subsidiaries (“Guarantor Subsidiaries”). Joint ventures and foreign subsidiaries do not guarantee the debt (“Non-Guarantor Subsidiaries”). Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer, Guarantor Subsidiaries, and Non-Guarantor Subsidiaries follow:

Condensed Combining Balance Sheets

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	December 31, 2010
Current assets:
Cash and cash equivalents	$20,477	$—	$6,717	$—	$27,194
Trade receivables, net	90,879	20,504	11,557	—	122,940
Prepaid expenses and other	9,140	1,227	2,205	—	12,572
Assets of discontinued operations	—	—	329	—	329

Total current assets	120,496	21,731	20,808	—	163,035
Property and equipment, net	20,640	2,393	4,998	—	28,031
Intangible assets, net	120,300	21,618	8,929	—	150,847
Goodwill	257,421	30,457	9,198	—	297,076
Deferred debt financing costs and other	30,014	471	261	—	30,746
Investment in and advances to subsidiaries	94,738	—	—	(94,738)	—
Assets of discontinued operations	(2)	—	2	—	—

Total assets	$643,607	$76,670	$44,196	$(94,738)	$669,735

Current liabilities:
Current portion of long-term debt	$1,401	$—	$—	$—	$1,401
Accounts payable and other liabilities	74,787	12,572	14,159	(5,101)	96,417
Liabilities of discontinued operations	—	—	1,880	—	1,880

Total current liabilities	76,188	12,572	16,039	(5,101)	99,698
Long-term debt, net of current portion	405,353	—	—	—	405,353
Other long-term liabilities	4,695	711	47	—	5,453
Deferred tax liability	—	—	1,860	—	1,860
Liabilities of discontinued operations	—	—	—	—	—

Total liabilities	486,236	13,283	17,946	(5,101)	512,364
Total equity	157,371	63,387	26,250	(89,637)	157,371

Total liabilities and equity	$643,607	$76,670	$44,196	$(94,738)	$669,735

	December 31, 2009
Current assets:
Cash and cash equivalents	$41,098	$—	$3,540	$—	$44,638
Trade receivables, net	101,410	—	8,436	—	109,846
Prepaid expenses and other	8,594	—	1,759	—	10,353
Assets of discontinued operations	—	—	15,036	—	15,036

Total current assets	151,102	—	28,771	—	179,873
Property and equipment, net	22,499	—	2,625	—	25,124
Intangible assets, net	144,764	—	7,096	—	151,860
Goodwill	258,905	—	9,307	—	268,212
Deferred debt financing costs and other	8,379	—	54	—	8,433
Investment in and advances to subsidiaries	37,299	—	—	(37,299)	—
Assets of discontinued operations	—	—	6,727	—	6,727

Total assets	$622,948	$—	$54,580	$(37,299)	$640,229

Current liabilities:
Current portion of long-term debt	$13,534	$—	$—	$—	$13,534
Accounts payable and other liabilities	74,655	—	8,154	(170)	82,639
Liabilities of discontinued operations	1,230	—	9,564	(3,273)	7,521

Total current liabilities	89,419	—	17,718	(3,443)	103,694
Long-term debt, net of current portion	406,832	—	—	—	406,832
Other long-term liabilities	7,132	—	62	—	7,194
Deferred tax liability	9,702	—	2,442	—	12,144
Liabilities of discontinued operations	—	—	502	—	502

Total liabilities	513,085	—	20,724	(3,443)	530,366
Total equity	109,863	—	33,856	(33,856)	109,863

Total liabilities and equity	$622,948	$—	$54,580	$(37,299)	$640,229

Condensed Combining Statements of Operations

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Year Ended December 31, 2010
Revenue	$676,866	$32,267	$52,893	$(185)	$761,841
Cost of revenue	564,331	29,686	45,545	(185)	639,377

Gross profit	112,535	2,581	7,348	—	122,464
General and administrative expenses	40,098	1,339	3,917	—	45,354
Selling and marketing expenses	17,937	22	1,946	—	19,905
Impairment charges for goodwill and intangibles	5,320	—	—	—	5,320

Operating income	49,180	1,220	1,485	—	51,885
Interest expense, net	31,351	(1)	(210)	—	31,140
Equity in net income (loss) of subsidiaries	(18,209)	—	—	18,209	—

Income (loss) from continuing operations before income taxes	(380)	1,221	1,695	18,209	20,745
Provision (benefit) for income taxes	(32,395)	516	393	—	(31,486)

Income from continuing operations	32,015	705	1,302	18,209	52,231
Income (loss) from discontinued operations, net of tax	7,988	—	(20,216)	—	(12,228)

Net income (loss)	40,003	705	(18,914)	18,209	40,003
Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)

Net income (loss) attributable to Vangent	$40,003	$705	$(18,888)	$18,209	$40,029

	Year Ended December 31, 2009
Revenue	$540,217	$—	$43,769	$—	$583,986
Cost of revenue	451,870	—	38,630	—	490,500

Gross profit	88,347	—	5,139	—	93,486
General and administrative expenses	38,898	—	1,489	—	40,387
Selling and marketing expenses	15,997	—	2,006	—	18,003
Impairment charges for goodwill and intangibles	3,351	—	7,876	—	11,227

Operating income (loss)	30,101	—	(6,232)	—	23,869
Interest expense, net	34,405	—	(116)	—	34,289
Equity in net income (loss) of subsidiaries	(21,267)	—	—	21,267	—

Loss from continuing operations before income taxes	(25,571)	—	(6,116)	21,267	(10,420)
Provision for income taxes	6,110	—	684	—	6,794

Loss from continuing operations	(31,681)	—	(6,800)	21,267	(17,214)
Loss from discontinued operations, net of tax	(2,327)	—	(14,467)	—	(16,794)

Net loss	$(34,008)	$—	$(21,267)	$21,267	$(34,008)

	Year Ended December 31, 2008
Revenue	$483,836	$—	$48,213	$—	$532,049
Cost of revenue	398,713	—	41,782	—	440,495

Gross profit	85,123	—	6,431	—	91,554
General and administrative expenses	44,729	—	1,711	—	46,440
Selling and marketing expenses	12,823	—	2,107	—	14,930
Impairment charges for goodwill and intangibles	8,213	—	5,553	—	13,766

Operating income (loss)	19,358	—	(2,940)	—	16,418
Interest expense, net	35,296	—	(52)	—	35,244
Equity in net loss of subsidiaries	(5,886)	—	—	5,886	—

Loss from continuing operations before income taxes	(21,824)	—	(2,888)	5,886	(18,826)
Provision for income taxes	3,929	—	1,010	—	4,939

Loss from continuing operations	(25,753)	—	(3,898)	5,886	(23,765)
Loss from discontinued operations, net of tax	(754)	—	(1,988)	—	(2,742)

Net loss	$(26,507)	$—	$(5,886)	$5,886	$(26,507)

Condensed Combining Statements of Cash Flows

		Guarantor	Non-Guarantor	Elim-
	Issuer	Subsidiaries	Subsidiaries	inations	Consolidated
	Year Ended December 31, 2010
Cash flows from operating activities
Continuing operations, net	$68,571	$(3,809)	$8,021	$—	72,783
Discontinued operations, net	(864)	—	(1,028)	—	(1,892)

Net cash provided by (used in) operating activities	67,707	(3,809)	6,993	—	70,891

Cash flows from investing activities
Acquisition, net of cash acquired	(61,050)	—	897	—	(60,153)
Loans to Guarantor Subsidiaries	(3,893)		—	3,893	—
Capital expenditures	(7,733)	(84)	(4,632)	—	(12,449)

Continuing operations, net	(72,676)	(84)	(3,735)	3,893	(72,602)
Discontinued operations, net	—	—	(516)	—	(516)

Net cash used in investing activities	(72,676)	(84)	(4,251)	3,893	(73,118)

Cash flows from financing activities
Loans from Vangent, Inc.	—	3,893	—	(3,893)	—
Repayment of senior secured loan	(13,612)	—	—	—	(13,612)
Deferred debt financing fees and other	(1,692)	—	(500)	—	(2,192)

Net cash provided by (used in) financing activities	(15,304)	3,893	(500)	(3,893)	(15,804)

Effect of exchange rate changes on cash and cash equivalents	(349)	—	311	—	(38)

Net increase (decrease) in cash and cash equivalents	(20,622)	—	2,553	—	(18,069)
Total cash and cash equivalents, beginning of year	41,099	—	4,485	—	45,584

Total cash and cash equivalents, end of year	20,477	—	7,038	—	27,515
Less: Cash and cash equivalents, discontinued operations	—	—	321	—	321

Cash and cash equivalents, continuing operations	$20,477	$—	$6,717	$—	$27,194

	Year Ended December 31, 2009
Cash flows from operating activities
Continuing operations, net	$43,253	$—	$6,175	$—	$49,428
Discontinued operations, net	1,230	—	(10,271)	—	(9,041)

Net cash provided by (used in) operating activities	44,483	—	(4,096)	—	40,387

Cash flows from investing activities
Loans to Non-Guarantor Subsidiary, net	(8,275)	—	—	8,275	—
Capital expenditures	(10,440)	—	(242)	—	(10,682)

Continuing operations, net	(18,715)	—	(242)	8,275	(10,682)
Discontinued operations, net	—	—	(5,101)	—	(5,101)

Net cash used in investing activities	(18,715)	—	(5,343)	8,275	(15,783)

Cash flows from financing activities
Continuing operations, net	(188)	—	—	—	(188)
Discontinued operations, net	—	—	8,275	(8,275)	—

Net cash provided by (used in) financing activities	(188)	—	8,275	(8,275)	(188)

Effect of exchange rate changes on cash and cash equivalents	—	—	34	—	34

Net increase (decrease) in cash and cash equivalents	25,580	—	(1,130)	—	24,450
Total cash and cash equivalents, beginning of year	15,519	—	5,615	—	21,134

Total cash and cash equivalents, end of year	41,099	—	4,485	—	45,584
Less: Cash and cash equivalents, discontinued operations	—	—	946	—	946

Cash and cash equivalents, continuing operations	$41,099	$—	$3,539	$—	$44,638

Condensed Combining Statements of Cash Flows

		Guarantor	Non-Guarantor	Elim-
	Issuer	Subsidiaries	Subsidiaries	inations	Consolidated
	Year Ended December 31, 2008
Cash flows from operating activities
Continuing operations, net	$14,594	$—	$3,816	$—	$18,410
Discontinued operations, net	—	—	—	—	—

Net cash provided by operating activities	14,594	—	3,816	—	18,410

Cash flows from investing activities
Loan repayments from Vangent Mexico	600	—	—	(600)	—
Loan repayment from Vangent, Ltd.	1,806	—	—	(1,806)	—
Acquisition, net of cash acquired	(3,892)	—	—	—	(3,892)
Capital expenditures	(8,502)	—	(551)	—	(9,053)

Continuing operations, net	(9,988)	—	(551)	(2,406)	(12,945)
Discontinued operations, net	—	—	(585)	—	(585)

Net cash used in investing activities	(9,988)	—	(1,136)	(2,406)	(13,530)

Cash flows from financing activities
Repayment of loan to Vangent, Inc. from Vangent, Ltd	—	—	(1,806)	1,806	—
Repayment of senior secured loan	(7,834)	—	—	—	(7,834)
Other	(275)	—	21	—	(254)

Continuing operations, net	(8,109)	—	(1,785)	1,806	(8,088)
Discontinued operations, net	—	—	(600)	600	—

Net cash used in financing activities	(8,109)	—	(2,385)	2,406	(8,088)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,751)	—	(1,751)

Net decrease in cash and cash equivalents	(3,503)	—	(1,456)	—	(4,959)
Total cash and cash equivalents, beginning of year	19,022	—	7,071	—	26,093

Total cash and cash equivalents, end of year	15,519	—	5,615	—	21,134
Less: Cash and cash equivalents, discontinued operations	—	—	1,688	—	1,688

Cash and cash equivalents, continuing operations	$15,519	$—	$3,927	$—	$19,446

21. Quarterly Results of Operations (Unaudited)
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

	Three Months Ended
	April 3,	July 3,	October 2,	December 31,
Consolidated Statements of Operations Data	2010	2010	2010	2010
Revenue	$194,197	$214,846	$176,406	$176,392
Cost of revenue	158,226	182,459	146,678	152,014

Gross profit	35,971	32,387	29,728	24,378
General and administrative expenses	12,190	11,494	11,208	10,462
Selling and marketing expenses	5,675	5,447	4,762	4,021
Impairment of goodwill and indefinite-life intangible asset	—	—	—	5,320

Operating income	18,106	15,446	13,758	4,575
Interest expense, net	8,236	7,362	7,703	7,839

Income (loss) from continuing operations before income taxes	9,870	8,084	6,055	(3,264)
Provision (benefit) for income taxes	1,834	1,851	1,913	(37,084)

Income from continuing operations	8,036	6,233	4,142	33,820
Income (loss) from discontinued operations, net of tax	(2,437)	(14,348)	(171)	4,728

Net income (loss)	5,599	(8,115)	3,971	38,548
Less: Net income (loss) attributable to noncontrolling interest	—	—	9	(35)

Net income (loss) attributable to Vangent	$5,599	$(8,115)	$3,962	$38,583

	Three Months Ended
	March 28,	June 27,	September 26,	December 31,
	2009	2009	2009	2009
Revenue	$132,873	$135,115	$143,454	$172,544
Cost of revenue	107,365	115,918	121,132	146,085

Gross profit	25,508	19,197	22,322	26,459
General and administrative expenses	9,691	9,547	10,275	10,874
Selling and marketing expenses	4,143	4,386	4,790	4,684
Impairment of goodwill and indefinite-life intangible asset	—	—	—	11,227

Operating income (loss)	11,674	5,264	7,257	(326)
Interest expense and other, net	8,351	8,533	8,502	8,903

Income (loss) from continuing operations before income taxes	3,323	(3,269)	(1,245)	(9,229)
Provision for income taxes	1,744	1,694	1,629	1,727

Income (loss) from continuing operations	1,579	(4,963)	(2,874)	(10,956)
Loss from discontinued operations, net of tax	(615)	(1,148)	(2,395)	(12,636)

Net income (loss)	$964	$(6,111)	$(5,269)	$(23,592)