Form 10-Q
period 2011-04-02
Vangent, Inc.
filed 2011-05-17
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended April 2, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at April 2, 2011.

VANGENT, INC.

Forward-Looking Statements
This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements. All forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in costs or operating expenses; our substantial debt; changes in the availability of and cost of capital; general economic and business conditions and the other factors set forth under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company undertakes no obligation, and specifically declines any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share amounts)

	April 2,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$46,438	$27,194
Trade receivables, net	110,010	122,940
Prepaid expenses and other assets	13,467	12,572
Assets of discontinued operations	—	329

Total current assets	169,915	163,035

Property and equipment, net	26,581	28,031
Intangible assets, net	144,325	150,847
Goodwill	297,416	297,076
Deferred tax asset	19,977	21,923
Deferred debt financing costs	8,113	8,823

Total assets	$666,327	$669,735

Liabilities Equity
Current liabilities:
Current portion of long-term debt	$—	$1,401
Accounts payable and accrued liabilities	76,761	80,672
Accrued interest payable	2,803	7,781
Deferred revenue	10,389	7,964
Liabilities of discontinued operations	—	1,880

Total current liabilities	89,953	99,698

Long-term debt, net of current portion	405,353	405,353
Other long-term liabilities	4,961	5,453
Deferred tax liability	1,901	1,860

Total liabilities	502,168	512,364

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	208,473	208,272
Accumulated other comprehensive loss	(4,467)	(8,917)
Accumulated deficit	(40,390)	(42,535)

Total Vangent stockholder’s equity	163,616	156,820
Noncontrolling interest	543	551

Total equity	164,159	157,371

Total liabilities and equity	$666,327	$669,735

See notes to the condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue	$175,849	$194,197
Cost of revenue	145,192	158,226

Gross profit	30,657	35,971
General and administrative expenses	12,149	12,190
Selling and marketing expenses	5,138	5,675

Operating income	13,370	18,106
Interest expense, net	7,491	8,236

Income from continuing operations before income taxes	5,879	9,870
Provision for income taxes	3,730	1,834

Income from continuing operations	2,149	8,036
Loss from discontinued operations, net of tax	(12)	(2,437)

Net income	2,137	5,599
Net loss attributed to noncontrolling interest	(8)	—

Net income attributable to Vangent	$2,145	$5,599

See notes to the condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)
(in thousands, except share amounts)

			Accum-
			ulated		Total
			Other		Vangent
		Additional	Compre-	Accum-	Stock-	Non-
	Common	Paid-in	hensive	ulated	holder’s	controlling	Total
	Stock	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2009	$—	$207,376	$(14,949)	$(82,564)	109,863	$—	$109,863
Effect of hedging activities, net of tax	—	—	1,331	—	1,331	—	1,331
Foreign currency translation adjustments	—	—	(59)	—	(59)	—	(59)
Net income	—	—	—	5,599	5,599	—	5,599

Total comprehensive income					6,871	—	6,871
Equity-based compensation	—	262	—	—	262	—	262

Balance, April 3, 2010	$—	$207,638	$(13,677)	$(76,965)	$116,996	$—	$116,996

Balance, December 31, 2010	$—	$208,272	$(8,917)	$(42,535)	156,820	$551	$157,371
Effect of hedging activities, net of tax	—	—	2,005	—	2,005	—	2,005
Foreign currency translation adjustment	—	—	2,262	—	2,262	—	2,262
Defined benefit plan overfunding			183		183	—	183
Net income (loss)	—	—	—	2,145	2,145	(8)	2,137

Total comprehensive income (loss)					6,595	(8)	6,587
Equity-based compensation	—	201	—	—	201	—	201

Balance, April 2, 2011	$—	$208,473	$(4,467)	$(40,390)	$163,616	$543	$164,159

See notes to the condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities
Net income	$2,137	$5,599
Loss from discontinued operations, net of tax	(12)	(2,437)

Income from continuing operations	2,149	8,036
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization of intangible assets	6,763	5,272
Depreciation and amortization of property and equipment	3,079	3,085
Amortization of deferred debt financing costs	714	563
Equity-based compensation expense	201	262
Deferred income taxes	3,344	1,656
Changes in operating assets and liabilities:
Trade receivables	13,317	(32,066)
Prepaid expenses and other assets	(62)	(3,538)
Accounts payable and other liabilities	(9,993)	(1,635)
Deferred revenue	2,425	1,352

Continuing operations, net	21,937	(17,013)
Discontinued operations, net	(87)	(1,994)

Net cash provided by (used in) operating activities	21,850	(19,007)

Cash flows from investing activities
Capital expenditures	(1,896)	(1,304)

Continuing operations, net	(1,896)	(1,304)
Discontinued operations, net	118	(123)

Net cash used in investing activities	(1,778)	(1,427)

Cash flows from financing activities
Borrowing under revolving credit facility	10,000	—
Repayment of borrowing under revolving credit facility	(10,000)	—
Repayment of senior secured term loan	(1,401)	(13,612)
Other	—	(29)

Net cash used in financing activities	(1,401)	(13,641)

Effect of exchange rate changes on cash and cash equivalents	252	(146)

Net increase (decrease) in cash and cash equivalents	18,923	(34,221)
Total cash and cash equivalents, beginning of period	27,515	45,584

Total cash and cash equivalents, end of period	46,438	11,363
Less: Cash and cash equivalents, discontinued operations	—	645

Cash and cash equivalents, continuing operations	$46,438	$10,718

Supplemental cash flow information
Interest paid	$11,635	$12,709
Income taxes paid	257	54
See notes to the condensed consolidated financial statements.

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
The unaudited condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to the applicable rules and regulations. The Company believes that all disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.
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
Nature of Operations
Vangent is a global provider of consulting, systems integration, human capital management and business process services to the U.S. federal and international governments, higher education institutions and corporations. The Company’s primary customer focus is U.S. governmental agencies. The Department of Health and Human Services (“HHS”) represented 50% and the Department of Education (“DoED”) represented 17% of total revenue for the three months ended April 2, 2011.
Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, and five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter.
Principles of Consolidation
The condensed consolidated financial statements include the balance sheet accounts and the results of operations and cash flows of Vangent, its domestic and foreign subsidiaries, and variable interest entities for which the Company has determined it is the primary beneficiary. Business operations in Latin America are segregated and reported as discontinued operations. All intercompany balances and transactions have been eliminated.
The Company has a 70% ownership interest in a joint venture in the United States, a 49% ownership interest in a joint venture in the United Kingdom, and a 48% ownership interest in a joint venture in the United Arab Emirates. The Company has guaranteed performance under contracts for which the joint ventures earn revenue from government customers. The three joint ventures are fully consolidated in the financial statements; the consolidated balance sheets include joint-venture assets of $21,006 and liabilities of $17,339 at April 2, 2011, compared with assets of $12,129 and liabilities of $8,419 at December 31, 2010. The Company holds less than a majority ownership interest in the two foreign joint ventures; however, the Company is entitled to 100% of the income and losses and has determined that it is the primary beneficiary of each of the foreign joint ventures and there is no allocation of equity or income/loss attributed to noncontrolling interests.

The Company holds a 70% interest in the domestic joint venture; the remaining 30% ownership share is reported as noncontrolling interest in the consolidated financial statements.
2. Acquisition of Buccaneer Computer Systems & Service, Inc.
In September 2010, Vangent completed the acquisition (“Buccaneer Acquisition”) of Buccaneer Computer Systems & Service, Inc. (“Buccaneer”). Buccaneer is a leading provider of IT services, infrastructure, secure data hosting and data analytics for the government healthcare market. Vangent acquired all outstanding shares of Buccaneer stock in exchange for total purchase consideration of $64,635.
The Buccaneer Acquisition has been accounted for under the acquisition method of accounting under which the total purchase consideration is allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill.
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
Revenue from Buccaneer for the three months ended April 2, 2011 amounted to $32,120 and is reported as part of the Government Group business segment. Operating income was $1,132 and includes charges for the amortization of acquired intangible assets for customer relationships based on an accelerated method.
Unaudited Pro Forma Information
The following unaudited pro forma results of operations data for the three months ended April 3, 2010, are presented as if the Buccaneer Acquisition had occurred on January 1, 2010:

Revenue	$216,788
Income from continuing operations	$9,025
The unaudited pro forma results of operations data are derived from the consolidated financial statements of Vangent and Buccaneer and reflect pro forma adjustments as if the Buccaneer Acquisition had occurred on January 1, 2010. The unaudited pro forma data are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the Buccaneer Acquisition been completed as of the date and for the period presented, nor are they necessarily indicative of future results.
3. Discontinued Operations
In 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America that are segregated and reported as discontinued operations. Vangent completed the sales of its operations in Argentina in the third quarter of 2010 and Mexico in the fourth quarter of 2010. The sale of operations in Venezuela was completed in February 2011. Summarized statement of operations data for discontinued operations follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Statements of Operations Data
Revenue	$137	$7,135
Costs and expenses	144	7,500
Expected loss on sale or disposal	—	2,618
Other (income) expense, net	5	(753)

Loss from discontinued operations before income taxes	(12)	(2,230)
Provision for income taxes	—	207

Loss from discontinued operations, net of tax	$(12)	$(2,437)

4. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an allocation of revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the residual method. The update became effective prospectively for new contracts beginning January 2011, and adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.

In October 2009, the FASB issued an ASU, Certain Revenue Arrangements that Include Software Elements, that amends existing requirements to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The update became effective in January 2011, and adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
In January 2010, the FASB issued an ASU, Improving Disclosures about Fair Value Measurements, requiring additional disclosures on fair value measurements. Disclosure requirements for transfers in and out of levels 1 and 2 of the hierarchy for fair value measurements became effective in January 2010 and disclosures about purchases, sales, issuance, and settlements in a rollforward of activity for level 3 fair value measurements were deferred and became effective in January 2011. Adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
In April 2010, the FASB issued an ASU, Revenue Recognition — Milestone Method, to provide guidance on (i) defining a milestone, and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The update became effective in January 2011, and adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
In December 2010, the FASB issued an ASU, Disclosure of Supplementary Pro Forma Information for Business Combinations effective for business combinations occurring after December 15, 2010, and an ASU, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts effective for fiscal years beginning after December 15, 2010. Adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
5. Trade Receivables
A summary of trade receivables follows:

	April 2,	December 31,
	2011	2010
Billed trade receivables	$68,699	$91,126
Billable trade receivables	31,303	22,391
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	9,390	8,794
Other	763	806

	110,155	123,117
Allowance for doubtful accounts	(145)	(177)

Trade receivables, net	$110,010	$122,940

Trade accounts receivable from major customers
Department of Health and Human Services	49%	46%
Department of Education	15%	17%
Department of Defense	*	11%

*	Less than 10%

6. Long-Term Debt
A summary of long-term debt follows:

	April 2,	December 31,
	2011	2010
Long-term debt
Term loan under senior secured credit facility with interest at variable rates (2.32% at April 2, 2011), maturing February 15, 2013	$215,353	$216,754
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	405,353	406,754
Less: current portion of long-term debt	—	1,401

Long-term debt, net of current portion	$405,353	$405,353

Scheduled maturities of long-term debt
2011	$—
2012	310
2013	215,043
2014	—
2015	190,000

	$405,353

Senior Secured Credit Facility
At April 2, 2011, the senior secured credit facility consisted of a term loan of $215,353, and, subject to certain limitations, an available revolving credit facility of up to $49,758 that is scheduled to expire February 14, 2012. At April 2, 2011, there was a letter of credit of $242 outstanding under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility at April 2, 2011 or at December 31, 2010. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 25% of the net cash proceeds of equity offerings as long as the consolidated leverage ratio, as defined, is below 4.00 to 1. and 25% of capital contributions subject to certain conditions; (iii) 100% of the net cash proceeds of additional debt; and (iv) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on excess cash flow, a mandatory repayment of $1,401 was made March 31, 2011. Since the excess cash flow requirement is based on annual cash flow, it is not possible to determine the amount, if any, that would become payable in March 2012.
Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of April 2, 2011, the Company was in compliance with all of the affirmative and negative covenants.
The more restrictive covenants relate to compliance with a maximum allowable consolidated leverage ratio, as defined in the senior secured credit facility, based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At April 2, 2011, the consolidated leverage ratio was 3.82 to 1, compared with the maximum allowable ratio of 5.50 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.25 at June 30, 2011 and to 5.00 at March 31, 2012.

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
7. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	April 2,	December 31,
	2011	2010
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Interest rate swap agreements, net of tax	$—	$(391)
Additional deferred tax effect relating to interest rate swap agreement	—	(1,614)

Continuing operations, net of tax	—	(2,005)
Foreign currency cumulative translation adjustments:
Continuing operations	(4,650)	(5,359)
Discontinued operations	—	(1,729)

	(4,650)	(7,088)

Defined benefit plan overfunding, net of tax	183	176

Total accumulated other comprehensive loss	$(4,467)	$(8,917)

Hedging
Activities
Interest Rate
Swap
Summary of changes in accumulated other comprehensive loss
Balance, December 31, 2010	$(2,005)
Reclassification of loss to interest expense	646
Reclassification tax effect to provision for income taxes	(255)
Reclassification of additional deferred tax effect to provision for income taxes	1,614

Balance, April 2, 2011	$—

8. Derivative Instruments, Hedging Activities and Financial Instruments
Vangent has used derivative financial instruments to manage interest rate risk. Interest rate swap agreements were used as cash-flow hedges against fluctuations in LIBOR interest rates on a portion of the term loan borrowings under the senior secured credit facility. The interest rate swap agreement in the notional amount of $150,000 to pay fixed interest at the rate of 3.28% and to receive variable interest based on three-month LIBOR matured in February 2011. For derivative financial instruments that qualify as a cash-flow hedge, the effective portion of the gain/loss is reported as a component of other comprehensive income/loss (“OCI”) and is subsequently reclassified to the statements of operations in the period or periods in which the hedged transaction affects the statement of operations.

Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:

Balance Sheet Data
		Fair Value of
		Liability Derivatives
		April 2,	December 31,
Derivative Contracts	Balance Sheet Location	2011	2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	Accrued liabilities	$—	$646

Statements of Operations Data
					Amount of Gain
					(Loss) Recognized
	Amount of Gain	Location of Gain	Amount of Gain	Location of Gain	in Income on
	(Loss)	(Loss)	(Loss)	(Loss) Recognized in	Derivative
	Recognized in	Reclassified from	Reclassified from	Income on Derivative	(Ineffective
	OCI on	Accumulated OCI	Accumulated OCI	(Ineffective Portion	Portion and
	Derivative	into Income	into Income	and Amount	Amount Excluded
	(Effective	(Effective	(Effective	Excluded from	from Effectiveness
Derivative Contracts	Portion)	Portion)	Portion)	Effectiveness Testing)	Testing)
Three Months Ended April 2, 2011
Derivatives that qualify as cash flow hedges
Interest rate swap agreements		Interest expense	$(646)

Tax effect of interest rate swap agreements		Provision for income taxes	255

Additional deferred tax effect relating to interest rate swap agreements		Provision for income taxes	(1,614)

Three Months Ended April 3, 2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$(631)	Interest expense	(1,666)	Interest expense	$23

Foreign currency forward contracts	(8)	Discontinued operations	(304)

Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts				Discontinued operations	(89)
Fair Value of Financial Instruments
The fair values of financial instruments at April 2, 2011, follow:

	Carrying
	Amounts	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$215,353	$215,353
9 5/8% senior subordinated notes, due February 15, 2015	190,000	189,525

	$405,353	$404,878

The carrying amounts of the variable-rate borrowing and term loan under the senior secured credit facility approximate fair value. The fair value of the 9 5/8% senior subordinated notes is based on quoted market prices. At April 2, 2011, the quoted market price was $99.75 per $100 reflecting a yield of 9.896%. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.
9. Income Taxes
The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the three months ended April 2, 2011, includes an additional charge of $1,614 resulting from the deferred tax effect relating to the interest rate swap agreement that matured in the first quarter of 2011. The deferred tax effect was associated with the amount that remained in Other Comprehensive Income/Loss (“OCI”) at December 31, 2010, as a result of the release of the tax valuation allowance in 2010 on the beginning deferred tax asset balance through continuing operations and subsequent activity classified in OCI. The maturity of the swap agreement allows for the clearing of the disproportionate tax effect in OCI to continuing operations.
The provision for income taxes for the corresponding period in 2010 reflects a reduction in the tax valuation allowance for deferred tax assets from the utilization of a portion of the net operating loss carryforward. The Company has concluded based upon all available evidence, that it is more likely than not that U.S. deferred tax assets will be realizable, except for a portion relating to a net capital loss carryforward.
The Company has accrued a provision for income taxes of $229 on a specific portion of the current year’s undistributed earnings of one of its foreign operations since this specific portion is not considered to be reinvested indefinitely. When the earnings are distributed, federal income and foreign withholding taxes would apply. The amount of the unrecognized income tax associated with the undistributed earnings of all other foreign subsidiaries where the earnings are considered to be reinvested indefinitely was not material at April 2, 2011.
ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. There was no liability for unrecognized tax benefits at April 2, 2011 or December 31, 2010. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.
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

Certain members of management of Vangent and independent directors of Vangent Holding Corp. have been granted Class B or B-1 membership interests in Vangent Holding LLC. In the three months ended April 2, 2011, the membership interests previously granted to independent directors were redeemed. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp., which in turn owns all of Vangent’s common stock. At April 2, 2011, the outstanding balance of grants of Class B and B-1 membership interests represented 6.2% of the net profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B and B-1 membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B or B-1 membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Holders of Class B and B-1 membership interests are entitled to receive their respective proportional interest in all distributions made by Vangent Holding LLC, provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Class B and B-1 membership interests are granted with no exercise price and no expiration date. Class B membership interests have been granted with no threshold or floor value and Class B-1 membership interests have been granted with a threshold or floor value and earn a proportional interest in distributions above the floor valuation. Grants of Class B or B-1 membership interests are limited in the aggregate to 7.5% of the net profits interests in Vangent Holding LLC.
A summary of activity for grants and the outstanding balance of Class B membership interests in Vangent Holding LLC follow:

	Class B and B-1 Membership Interests
	Available for		Fair Value at
	Grant	Outstanding	Date of Grant
Balance, December 31, 2010	1.6%	5.9%	$5,987
Granted	(0.9)	0.9	850
Forfeited and redeemed	0.6	(0.6)	(289)

Balance, April 2, 2011	1.3%	6.2%	$6,548

At April 2, 2011:
Vested		3.3%
Not yet vested		2.9

		6.2%

Charges for equity-based compensation expense amounted to $301 for three months ended April 2, 2011 and $262 for the corresponding period in 2010. The unamortized amount of equity-based compensation was $2,398 at April 2, 2011, and is scheduled to be charged to expense as follows:

Years Ending December 31
2011 (remaining nine months)	$809
2012	545
2013	437
2014	321
2015	257
2016	29

$2,398

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
Certain members of management of Vangent have been granted Class B or B-1 membership interests in Vangent Holding LLC.
Vangent pays an annual management fee of $1,000 to Veritas Capital of which $250 was paid for the three months ended April 2, 2011, along with advisory fees of $13.

Vangent purchased administrative services under contracts and leases with Pearson amounting to $1,404 for the three months ended April 2, 2011. Pearson holds $35,000 of Series A preferred stock and $5,000 of Series B preferred stock in Vangent Holding Corp., and holds 10% of the Class A membership interests in Vangent Holding LLC.
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
The Human Capital Group primarily serves the private sector and provides workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce and provides learning infrastructure development solutions for public sector clients.

A summary of revenue and operating income by business segment follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue by business segment
Government Group	$152,048	$177,237
International Group	19,009	11,825
Human Capital Group	4,922	6,135
Elimination	(130)	(1,000)

Total revenue	$175,849	$194,197

Operating income (loss) by business segment
Government Group	$13,213	$18,869
International Group	935	62
Human Capital Group	(750)	(820)
Other	(28)	(5)

Total operating income	13,370	18,106
Interest expense, net	7,491	8,236

Income from continuing operations before income taxes	$5,879	$9,870

Depreciation and amortization
Government Group	$8,674	$7,305
International Group	976	727
Human Capital Group	192	325

Total depreciation and amortization	$9,842	$8,357

Revenue from major customers as a percent of total revenue
Department of Health and Human Services	50%	34%
Department of Education	17%	15%
Department of Commerce	*	26%

*	Less than 10%.

14. Condensed Issuer, Guarantor and Non-Guarantor Financial Information
Debt issued by Vangent Inc. (“Issuer”) includes the term loan under the senior secured credit facility, borrowings drawn from time to time under the revolving credit facility, and the senior subordinated notes. The debt of the Issuer is guaranteed, jointly and severally, by its domestic subsidiaries (“Guarantor Subsidiaries”). Joint ventures and foreign subsidiaries do not guarantee the debt (“Non-Guarantor Subsidiaries”). Condensed combining balance sheets, statements of operations, and statements of cash flows for the Issuer, Guarantor Subsidiaries, and Non-Guarantor Subsidiaries follow:
Condensed Combining Balance Sheets (Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	April 2, 2011
Current assets:
Cash and cash equivalents	$29,660	$22	$16,756	$—	$46,438
Trade receivables, net	77,084	23,748	9,178	—	110,010
Prepaid expenses and other	9,286	1,141	3,040	—	13,467

Total current assets	116,030	24,911	28,974	—	169,915
Property and equipment, net	19,190	2,790	4,601	—	26,581
Goodwill and intangible assets	372,564	50,733	18,444	—	441,741
Deferred tax asset (liability)	20,659	(682)	—	—	19,977
Deferred debt financing costs	6,971	867	275	—	8,113
Investment in and advances to subsidiaries	99,868	—		(99,868)	—

Total assets	$635,282	$78,619	$52,294	$(99,868)	$666,327

Current liabilities	$61,565	$10,094	$21,510	$(3,216)	$89,953
Long-term debt	405,353	—	—	—	405,353
Other long-term liabilities	4,205	711	1,946	—	6,862

Total liabilities	471,123	10,805	23,456	(3,216)	502,168

Total equity	164,159	67,814	28,838	(96,652)	164,159

Total liabilities and equity	$635,282	$78,619	$52,294	$(99,868)	$666,327

	December 31, 2010

Current assets:
Cash and cash equivalents	$20,477	$—	$6,717	$—	$27,194
Trade receivables, net	90,879	20,504	11,557	—	122,940
Prepaid expenses and other	9,140	1,227	2,534	—	12,901

Total current assets	120,496	21,731	20,808	—	163,035
Property and equipment, net	20,640	2,393	4,998	—	28,031
Goodwill and intangible assets, net	377,721	52,075	18,127	—	447,923
Deferred tax asset	21,923	—	—	—	21,923
Deferred debt financing costs and other	8,089	471	263	—	8,823
Investment in and advances to subsidiaries	94,738	—	—	(94,738)	—

Total assets	$643,607	$76,670	$44,196	$(94,738)	$669,735

Current liabilities	$76,188	$12,572	$16,039	$(5,101)	$99,698
Long-term debt, net of current portion	405,353	—	—	—	405,353
Other long-term liabilities	4,695	711	1,907	—	7,313

Total liabilities	486,236	13,283	17,946	(5,101)	512,364
Total equity	157,371	63,387	26,250	(89,637)	157,371

Total liabilities and equity	$643,607	$76,670	$44,196	$(94,738)	$669,735

Condensed Combining Statements of Operations (Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Three Months Ended April 2, 2011
Revenue	$124,946	$29,680	$21,336	$(113)	$175,849
Cost of revenue	101,025	26,616	17,664	(113)	145,192

Gross profit	23,921	3,064	3,672	—	30,657
General and administrative expenses	8,854	1,437	1,858	—	12,149
Selling and marketing expenses	4,039	467	632	—	5,138

Operating income	11,028	1,160	1,182	—	13,370
Interest expense, net	7,437	—	54	—	7,491
Equity in net income of subsidiaries	1,579	—	—	(1,579)	—

Income from continuing operations before income taxes	5,170	1,160	1,128	(1,579)	5,879
Provision for income taxes	3,033	465	232	—	3,730

Income from continuing operations	2,137	695	896	(1,579)	2,149
Loss from discontinued operations, net of tax	—	—	(12)	—	(12)

Net income	2,137	695	884	(1,579)	2,137
Net loss attributable to noncontrolling interest	—	—	(8)	—	(8)

Net income attributable to Vangent	$2,137	$695	$892	$(1,579)	$2,145

	Three Months Ended April 3, 2010
Revenue	$182,423	$—	$11,774	$—	$194,197
Cost of revenue	148,150	—	10,076	—	158,226

Gross profit	34,273	—	1,698	—	35,971
General and administrative expenses	11,588	—	602	—	12,190
Selling and marketing expenses	5,131	—	544	—	5,675

Operating income	17,554	—	552	—	18,106
Interest expense, net	8,285	—	(49)	—	8,236
Equity in net (loss) of subsidiaries	(1,676)	—	—	1,676	—

Income from continuing operations before income taxes	7,593	—	601	1,676	9,870
Provision for income taxes	1,715	—	119	—	1,834

Income from continuing operations	5,878	—	482	1,676	8,036
Loss from discontinued operations, net of tax	(279)	—	(2,158)	—	(2,437)

Net income (loss)	$5,599	$—	$(1,676)	$1,676	$5,599

Condensed Combining Statements of Cash Flows (Unaudited)

		Guarantor	Non-Guarantor	Elim-
	Issuer	Subsidiaries	Subsidiaries	inations	Consolidated
	Three Months Ended April 2, 2011
Cash flows from operating activities
Continuing operations, net	$8,140	$874	$12,923	$—	21,937
Discontinued operations, net	—	—	(87)	—	(87)

Net cash provided by operating activities	8,140	874	12,836	—	21,850

Cash flows from investing activities
Intercompany loan from Vangent Ltd. to Vangent, Inc.	3,216		—	(3,216)	—
Capital expenditures	(772)	(852)	(272)	—	(1,896)

Continuing operations, net	2,444	(852)	(272)	(3,216)	(1,896)
Discontinued operations, net	—	—	118	—	118

Net cash provided by (used in) investing activities	2,444	(852)	(154)	(3,216)	(1,778)

Cash flows from financing activities
Intercompany loan from Vangent Ltd. to Vangent, Inc.	—	—	(3,216)	3,216	—
Repayment of senior secured loan	(1,401)	—	—	—	(1,401)

Net cash provided by (used in) financing activities	(1,401)	—	(3,216)	3,216	(1,401)
Effect of exchange rate changes on cash and cash equivalents	—	—	252	—	252

Net increase in cash and cash equivalents	9,183	22	9,718	—	18,923
Total cash and cash equivalents, beginning of period	20,477	—	7,038	—	27,515

Total cash and cash equivalents, end of period	$29,660	$22	$16,756	$—	$46,438

	Three Months Ended April 3, 2010
Cash flows from operating activities
Continuing operations, net	$(18,109)	$—	$1,096	$—	$(17,013)
Discontinued operations, net	—	—	(1,994)	—	(1,994)

Net cash used in operating activities	(18,109)	—	(898)	—	(19,007)

Cash flows from investing activities
Loans to Non-Guarantor Subsidiary, net	(605)	—	—	605	—
Capital expenditures	(1,163)	—	(141)	—	(1,304)

Continuing operations, net	(1,768)	—	(141)	605	(1,304)
Discontinued operations, net	—	—	(123)	—	(123)

Net cash used in investing activities	(1,768)	—	(264)	605	(1,427)

Cash flows from financing activities
Repayment of senior secured loan	(13,612)	—	—	—	(13,612)
Other	(29)		—		(29)

Continuing operations, net	(13,641)	—	—	—	(13,641)
Discontinued operations, net	—	—	605	(605)	—

Net cash provided by (used in) financing activities	(13,641)	—	605	(605)	(13,641)

Effect of exchange rate changes on cash and cash equivalents	—	—	(146)	—	(146)

Net decrease in cash and cash equivalents	(33,518)	—	(703)	—	(34,221)
Total cash and cash equivalents, beginning of period	41,099	—	4,485	—	45,584

Total cash and cash equivalents, end of period	7,581	—	3,782	—	11,363
Less: Cash and cash equivalents, discontinued operations	—	—	645	—	645

Cash and cash equivalents, continuing operations	$7,581	$—	$3,137	$—	$10,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2010.
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign governments and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of April 2, 2011, our total contract backlog was $1.8 billion, compared with $1.9 billion at the end of 2010.
The Department of Health and Human Services (“HHS”) represented 50% and the Department of Education (“DoED”) represented 17% of total revenue for the three months ended April 2, 2011. We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group.
The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including the Department of Education and the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The Government Group is also responsible for managing and disseminating information for the application process of DoED’s federal student aid program. The operations of Buccaneer acquired in September 2010 are part of the Government Group. The Government Group represented 86% of total revenue for the three months ended April 2, 2011.
The International Group serves government customers in the United Kingdom and Canada and provides consulting, systems integration, and business process outsourcing solutions. The International Group represented 11% of total revenue for the three months ended April 2, 2011.
The Human Capital Group primarily serves the private sector and provides workforce solutions that automate and improve the recruitment, assessment, selection, training and development of a customer’s workforce, and provides learning infrastructure development solutions for public sector clients. The Human Capital Group represented 3% of total revenue for the three months ended April 2, 2011.
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

Nature of Our Contracts
Contracts funded by U.S. government agencies represented 84% of total revenue for the three months ended April 2, 2011, compared with 88% for the corresponding period in 2010. Revenue from contracts in which we acted as the prime contractor represented 86% of total revenue, an increase from 67% for the corresponding period in 2010 that included subcontract work performed on the U.S. Census contract. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2010, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cost-plus	57%	65%
Fixed-price	36%	30%
Time and materials	7%	5%

	100%	100%

The decrease in the percentage of revenue from cost-plus contracts for the three months ended April 2, 2011, is primarily due to work performed on the U.S. 2010 Census contract that was completed in 2010.
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

	April 2, 2011		December 31, 2010
	Total	Funded	Total	Funded
Government Group	$1,480.5	$219.5	$1,629.2	$241.3
International Group	247.0	150.6	251.9	161.8
Human Capital Group	107.1	58.5	13.2	13.2

	$1,834.6	$428.6	$1,894.3	$416.3

The reduction in contract backlog for the Government Group from December 31, 2010, reflects revenue earned on a major contract awarded in a prior year. The increase for the Human Capital Group represents a new contract for learning infrastructure development for the U. S. Army.

Critical Accounting Policies
A number of our accounting policies require the application of significant judgment by management, and such judgments are reflected in the amounts reported in the condensed consolidated financial statements. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Estimates and assumptions are based upon what we believe is the best information available, historical experience, the terms of existing contracts, observations of trends in the industry, information provided by our customers, and information available from other outside sources. Estimates and assumptions could change materially as conditions within and beyond our control change. We evaluate the estimates and judgments relating to critical accounting policies on an ongoing basis. Actual results may differ significantly from the estimates reflected in the consolidated financial statements. There have been no significant changes in the critical accounting estimates and judgments used in the preparation of the condensed consolidated financial statements that are described in our annual report on Form 10-K for the year ended December 31, 2010, and include revenue recognition and cost estimation on long-term contracts, definite-life intangible assets, goodwill and an indefinite-life intangible asset, equity-based compensation, income taxes and tax valuation allowance, and discontinued operations.
There have been no impairment charges for the Government Group and we do not expect the Government Group to be at risk for impairment charges. Based on our most recent goodwill evaluation, we have determined under step one of the goodwill impairment test that the estimated fair value amount for the Government Group significantly exceeded the carrying value of the reporting unit. With respect to the Human Capital Group, any adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges in a future period.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	Increase
	2011	2010	(Decrease)
Statements of Operations Data
Revenue	$175,849	$194,197	$(18,348)
Cost of revenue	145,192	158,226	(13,034)

Gross profit	30,657	35,971	(5,314)
General and administrative expenses	12,149	12,190	(41)
Selling and marketing expenses	5,138	5,675	(537)

Operating income	13,370	18,106	(4,736)
Interest expense, net	7,491	8,236	(745)

Income from continuing operations before income taxes	5,879	9,870	(3,991)
Provision for income taxes	3,730	1,834	1,896

Income from continuing operations	2,149	8,036	(5,887)
Loss from discontinued operations, net of tax	(12)	(2,437)	2,425

Net income	2,137	5,599	(3,462)
Net loss attributed to noncontrolling interest	(8)	—	(8)

Net income attributable to Vangent	$2,145	$5,599	$(3,454)

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%
Cost of revenue	82.6	81.5

Gross profit margin	17.4	18.5
General and administrative expenses	6.9	6.3
Selling and marketing expenses	2.9	2.9

Operating income margin	7.6	9.3
Interest expense, net	4.3	4.2

Income from continuing operations before income taxes	3.3	5.1
Provision for income taxes	2.1	0.9

Income from continuing operations	1.2	4.2
Loss from discontinued operations, net of tax	—	(1.3)

Net income	1.2	2.9
Net loss attributed to noncontrolling interest	—	—

Net income attributable to Vangent	1.2%	2.9%

Three Months Ended April 2, 2011 and April 3, 2010
Buccaneer Acquisition
In September 2010, Vangent completed the Buccaneer Acquisition. The results of operations of Buccaneer are included in the consolidated statements of operations and cash flows for the three months ended April 2, 2011.
Revenue
The Department of Health and Human Services (“HHS”) represented 50% and the Department of Education (“DoED”) represented 17% of total revenue for the three months ended April 2, 2011.

A summary of revenue by business segment follows (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	Increase (Decrease)
	2011	2010	Amount	Percent
Revenue by business segment
Government Group	$152,048	$177,237	$(25,189)	(14)%
International Group	19,009	11,825	7,184	61%
Human Capital Group	4,922	6,135	(1,213)	(20)%
Elimination	(130)	(1,000)	870	87%

	$175,849	$194,197	$(18,348)	(9)%

Business segment revenue as a percent of total revenue
Government Group	86.5%	91.3%
International Group	10.8	6.1
Human Capital Group	2.8	3.2
Elimination	(0.1)	(0.6)

	100.0%	100.0%

Government Group Revenue
Government Group revenue declined $25.2 million, or 14%. Revenue from contracts with the Department of Commerce (“DoC”) declined $50.0 million for the three months ended April 2, 2011, as a result of the completion of the U.S. 2010 Census contract at the end of 2010. Revenue from the 2010 U.S. census contract totaled $166.8 million for the full year 2010, and, as a result of completion of the census contract, revenue from DoC contracts for the remainder of 2011 will continue to be lower than 2010.
The Buccaneer Acquisition completed in September 2010 contributed revenue of $32.1 million for the three months ended April 2, 2011. Revenue from HHS contracts, primarily the Centers for Medicare and Medicaid Services (“CMS”), represented 77% of Buccaneer’s revenue for the period.
Other changes in Government Group revenue, excluding Buccaneer, for the three months ended April 2, 2011, compared with the corresponding period in 2010 include: (i) revenue from HHS contracts, primarily Centers for Medicare and Medicaid Services (“CMS”), declined $4.4 million from lower contract volume, and (ii) revenue from contracts with the Department of Labor declined $1.9 million.
International Group Revenue
International Group revenue increased $7.2 million, or 61%. The increase reflects revenue from the ramp up of a contract in the United Kingdom. Compared with 2010, revenue from this contract will continue to be accretive for the remainder of 2011. Changes in foreign currency exchange rates increased revenue by $0.4 million, compared with the corresponding period in 2010.
Human Capital Group Revenue
Human Capital Group revenue declined $1.2 million, or 20%. The reduction reflects lower assessment and training services for commercial customers from continued high unemployment levels.
Cost of Revenue
The reduction in cost of revenue of $13.0 million, or 8%, primarily reflects the completion of work performed by the Government Group under the U.S. 2010 Census contract with DoC at the end of 2010 as costs for salaries and wages declined 26%, employee benefits declined 30%, and subcontractors and agencies declined 44%, compared with the corresponding period in 2010. The Buccaneer Acquisition in September 2010 partially offset this decline as it increased costs by $29.0 million, including amortization of $1.3 million for acquired intangible assets for customer relationships.

Costs for the International Group increased due to the ramp up of a contract in the United Kingdom. Changes in foreign exchange rates increased costs of the International Group by $0.4 million, compared with the corresponding period in 2010.
The reduction in the gross profit margin to 17.4% from 18.5% primarily reflects the completion of work on the U.S. 2010 Census contract with DoC at the end of 2010.
General and Administrative Expenses
Although total general and administrative expenses of $12.1 million were about the same as for the corresponding period in 2010, the Buccaneer Acquisition completed in September 2010 increased expenses by $1.5 million and expenses increased from the ramp up of a contract in the United Kingdom. The increases were offset by reductions totaling $1.5 million from lower consulting, legal and other expenses and cost reduction initiatives.
General and administrative expenses were 6.9% of revenue, compared with 6.3% for the corresponding period in 2010. The increase reflects the reduction in revenue from the U.S. 2010 Census contract that was completed in 2010 for which there was minimal incremental general and administrative expense.
Selling and Marketing Expenses
The reduction in selling and marketing expenses of $0.5 million, or 9%, primarily reflects reduced staffing and lower commissions, offset by added expenses $0.5 million from the Buccaneer Acquisition.
Operating Income
A summary of operating income by business segment follows (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	Increase (Decrease)
	2011	2010	Amount	Percent
Operating income (loss) by business segment
Government Group	$13,213	$18,869	$(5,656)	(30)%
International Group	935	62	873	1,408
Human Capital Group	(750)	(820)	70	9
Corporate	(28)	(5)	(23)	(460)

	$13,370	$18,106	$(4,736)	(26)%

Operating margin by business segment
Government Group	8.7%	10.7%
International Group	4.9%	0.5%
Human Capital Group	(15.2)%	(13.4)%
The reduction in Government Group operating income of $5.7 million, or 30%, and the reduction in the operating margin to 8.7% from 10.7% primarily reflect the completion of work on the U.S. 2010 Census contract with DoC at the end of 2010. Award fees earned under cost-plus contracts, including the U.S. 2010 Census contract, declined by $5.9 million compared with the corresponding period in 2010. The Buccaneer Acquisition in September 2010 contributed $1.1 million to operating income and reflects charges for amortization of intangible assets for customer relationships.
The increase in International Group operating income of $0.9 million and increase in the operating margin to 4.9% reflects the ramp up of a contract in the United Kingdom.

The Human Capital Group operating losses and negative operating margins reflect the adverse impact of lower revenue from reductions in training needs and customer hiring patterns from continued high unemployment levels.
Interest Expense, Net
The reduction in interest expense, net, of $0.7 million, or 9%, resulted from the lower variable rates that replaced the higher fixed rate on the hedged portion of the term loan under the interest rate swap agreement that matured in February 2011. The interest rate swap agreement with a notional amount of $150.0 million under which we paid a fixed rate of 3.28% matured in February 2011. The full amount of the term loan amounting to $215.4 million is now subject to variable interest rate risk. The debt repayment of $13.6 million at the end of March 2010 contributed to the reduction in interest expense. Variable rates under the term loan averaged 2.31%, a decline of 20 basis points from the corresponding period in 2010.
Provision for Income Taxes
The provision for income taxes increased $1.9 million, or 103%. A summary of the provision for income taxes and changes follows (in thousands):

	Three Months Ended
	April 2,		Increase
	2011	2010	(Decrease)
Provision (benefit)for income taxes
Before effects of adjustment and tax valuation allowance	$2,116	$2,904	$(788)
Deferred tax effect of interest rate swap agreement	1,614	—	1,614
Reversal of tax valuation allowance	—	(1,070)	1,070

Total provision for income taxes	$3,730	$1,834	$1,896

Effective tax rate
Before effects of adjustment and tax valuation allowance	36%	29%	7%
Deferred tax effect of interest rate swap agreement	27	—	27
Reversal of tax valuation allowance	—	(10)	10

Total provision for income taxes	63%	19%	44%

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the three months ended April 2, 2011, includes an additional charge of $1.6 million resulting from the deferred tax effect relating to the interest rate swap agreement that matured in the first quarter of 2011. The deferred tax effect was associated with the amount that remained in Other Comprehensive Income/Loss (“OCI”) at December 31, 2010, as a result of the release of the tax valuation allowance in 2010 on the beginning deferred tax asset balance through continuing operations and subsequent activity classified in OCI. The maturity of the swap agreement allows for the clearing of the disproportionate tax effect in OCI to continuing operations.
The provision for income taxes for the corresponding period in 2010 reflects a reduction in the tax valuation allowance for deferred tax assets from the utilization of a portion of the net operating loss carryforward. The Company has concluded based upon all available evidence, that it is more likely than not that U.S. the benefits from deferred tax assets will be realized, except for a portion relating to a net capital loss carryforward.

Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America that are reported as discontinued operations in the consolidated financial statements. The sale of business operations in Argentina was completed in the third quarter of 2010 and the sale of operations in Mexico was completed in the fourth quarter of 2010. The sale of operations in Venezuela was completed in February 2011 to complete the disposal of discontinued operations. A summary of revenue and cost and expenses for discontinued operations in Latin America that are segregated and reported separately in the condensed consolidated financial statements follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Revenue	$137	$7,135
Costs and expenses	144	7,500
Expected loss on sale or disposal	—	2,618
Other (income) expense, net	5	(753)

Loss from discontinued operations before income taxes	(12)	(2,230)
Provision for income taxes	—	207

Loss from discontinued operations, net of tax	$(12)	$(2,437)

Liquidity and Capital Resources
Our primary sources of liquidity are available cash and cash equivalents, a line of credit under the revolving credit facility, and cash flows from operating activities.
Cash and cash equivalents amounted to $46.4 million at April 2, 2011, of which 64% was held by Vangent in the United States and the remaining portion was held by foreign subsidiaries or joint ventures. Cash held by foreign subsidiaries would be subject to
U. S. federal income taxes in the event the funds were repatriated to the United States. The Company has accrued a provision for income taxes of $0.2 million on a specific portion of the current year’s undistributed earnings of one of its foreign operations since this specific portion is not considered to be reinvested indefinitely.
Subject to certain limitations, the amount available under the revolving credit facility was $49.8 million at April 2, 2011; the revolving credit facility is scheduled to expire in February 2012. Based on our current planned level of operations, we believe our cash and cash equivalents, cash flow from operations, and available line of credit will be adequate to meet our liquidity needs for at least the next twelve months, including scheduled interest payments, scheduled lease payments, noncancelable purchase and other contractual commitments, and planned capital expenditures.
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments with original maturities of 90 days or less. Cash equivalents or marketable securities in the United States are comprised of institutional money market funds with major commercial banks under which cash is primarily invested in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. government or its agencies, and repurchase agreements secured by such obligations. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits.
Long-Term Debt
Long-term debt amounted to $405.4 million at April 2, 2011, and consists of a term loan of $215.4 million and senior subordinated notes of $190.0 million. Long-term debt is scheduled to mature as follows: (i) term loan under the senior secured credit facility is scheduled to mature in February 2013, and (ii) the senior subordinated fixed rate notes are scheduled to mature in February 2015. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported in our annual report on Form 10-K for the year ended December 31, 2010. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to, restrictions on the disposal of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of April 2, 2011, the Company was in compliance with all of the affirmative and negative covenants.
The more restrictive debt covenants relate to compliance with a maximum allowable consolidated leverage ratio. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At April 2, 2011, the consolidated leverage ratio was 3.82 to 1, compared with the maximum allowable ratio of 5.50 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.25 at June 30, 2011, and to 5.00 at March 31, 2012.
Working Capital
A summary of working capital follows (in thousands):

	April 2,	December 31,	Increase
	2011	2010	(Decrease)
Cash and cash equivalents	$46,438	$27,194	$19,244
Trade receivables, net	110,010	122,940	(12,930)
Prepaid expenses and other	13,467	12,572	895
Current portion of long-term debt	—	(1,401)	1,401
Accounts payable and accrued liabilities	(76,761)	(80,672)	3,911
Accrued interest payable	(2,803)	(7,781)	4,978
Deferred revenue	(10,389)	(7,964)	(2,425)
Discontinued operations, net	—	(1,551)	1,551

Net working capital	$79,962	$63,337	$16,625

The reduction of $12.9 million in trade receivables resulted primarily from a faster than normal collection from a large customer. Trade receivables at April 2, 2011, reflect DSO (days sales outstanding) of 56 days, compared with 62 days at December 31, 2010.
Cash Flows
A summary of net cash flows follows (in thousands):

	Three Months Ended
	April 2,	April 3,	Increase
	2011	2010	(Decrease)
Net cash provided by (used in)
Operating activities	$21,850	$(19,007)	$40,857
Investing activities	(1,778)	(1,427)	(351)
Financing activities	(1,401)	(13,641)	12,240
Net Cash Provided by (Used in) Operating Activities
In assessing cash flows from operating activities, we consider several principal factors: (i) income from continuing operations, (ii) adjustments for non-cash charges including amortization of intangible assets, depreciation and amortization of property and equipment, and deferred income taxes, and (iii) the extent to which trade receivables, accounts payable and other liabilities, or other working capital components increase or decrease.

Net cash provided by operating activities was $21.9 million for the three months ended April 2, 2011, compared with negative cash flow of $19.0 million for the corresponding period in 2010. Income from continuing operations adjusted for non-cash charges generated operating cash flows of $16.3 million, compared with $18.8 million for the corresponding period in 2010.
A net decrease in trade receivables of $13.3 million increased cash flow from operating activities for the three months ended April 2, 2011; the decrease primarily reflects the timing of collections from customers. A net increase of $32.1 million for the corresponding period in 2010 reduced cash flow and resulted in negative cash flow from operating activities for the period; the increase resulted from higher revenue in the first quarter of 2010 compared with the last quarter of 2009 and the timing of collections from customers.
A net decrease in accounts payable and other liabilities of $10.0 million reduced cash flow from operating activities for the three months ended April 2, 2011, compared with a net decrease of $1.6 million for the corresponding period in 2010. The decreases primarily reflect the timing of payments to vendors.
A net increase in deferred revenue of $2.4 million contributed to cash flow from operating activities for the three months ended April 2, 2011, compared with a net increase of $1.4 million for the corresponding period in 2010. The increases result from payments from customers in advance of revenue recognition, including advance payments for 2011 under a contract in the United Kingdom.
Net Cash Used in Investing Activities
Capital expenditures were $1.9 million for the three months ended April 2, 2011, compared with $1.3 million for the corresponding period in 2010. Capital expenditures of $11.0 million are expected for 2011.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended April 2, 2011, reflects a term loan repayment of $1.4 million under the senior secured credit facility resulting from excess cash flow, compared with a repayment of $13.6 million for the corresponding period in 2010.
Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, lease contracts, and other commitments as of April 2, 2011, follow (in millions):

		Payments Due by Year
	Total	2011*	2012	2013	2014	2015	Thereafter
Long-Term Debt:
Term loan under senior secured credit facility due February 2013 (1)	$215.4	$—	$0.3	$215.1	$—	$—	$—
Senior subordinated notes due February 2015	190.0	—	—	—	—	190.0	—
Interest relating to debt (2)	83.4	13.2	23.4	19.4	18.3	9.1	—
Operating leases (3)	70.9	14.8	17.6	13.1	6.6	4.9	13.9
Purchase and other contractual commitments (4)	22.2	14.0	6.4	0.9	0.6	0.3	—

	$581.9	$42.0	$47.7	$248.5	$25.5	$204.3	$13.9

*	Remaining nine months.

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to a possible future mandatory prepayment in March 2012 that could result from excess cash flow, if any, for the year ended December 31, 2011.

(2)	Future interest payments consist of interest on the variable-rate term-loan borrowing under the senior secured credit facility and interest based on the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space, reduced by sublease income under contract.

(4)	Purchase and other contractual commitments include minimum noncancelable obligations under service and other agreements, primarily for information technology and telecommunications services.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $70.9 million as reported above for Contractual Obligations.
Transactions with Related Parties
Reference is made to the notes to the consolidated financial statements for information on transactions with related parties.
Recent Accounting Pronouncements
Reference is made to the notes to the condensed consolidated financial statements for information on recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Quantitative and Qualitative Disclosures about Market Risk in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
During the three months ended April 2, 2011, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
There have been no material changes in risk factors from the information provided under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010.

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

Vangent, Inc.
May 17, 2011	/s/ James C. Reagan
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