Form 10-Q
period 2011-07-02
Vangent, Inc.
filed 2011-08-16
CIK 1402478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended July 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-145355
VANGENT, INC.

Delaware	20-1961427
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
4250 North Fairfax Drive
Suite 1200
Arlington, Virginia 22203
(703) 284-5600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 100 shares of common stock of Vangent, Inc. issued and outstanding at July 2, 2011.

VANGENT, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of July 2, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010 (Unaudited)	4

Condensed Consolidated Statements of Equity and Comprehensive Income (Loss) for the six months ended July 2, 2011 and July 3, 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signature	35

Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Forward-Looking Statements
This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as expectation or belief concerning future events. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements. All forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results of operations or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; completion of contracts with our customers; our ability to generate new business in the United States and abroad; activities of competitors; bid protests; changes in costs or operating expenses; our substantial debt; changes in the availability of and cost of capital; general economic and business conditions and the other factors set forth under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances, and there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company undertakes no obligation, and specifically declines any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Vangent, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share amounts)

	July 2,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$66,786	$27,194
Trade receivables, net	107,729	122,940
Prepaid expenses and other assets	13,280	10,855
Deferred tax asset	2,437	1,717
Assets of discontinued operations	—	329

Total current assets	190,232	163,035

Property and equipment, net	25,169	28,031
Intangible assets, net	137,563	150,847
Goodwill	298,351	298,004
Deferred tax asset	19,493	21,923
Deferred debt financing costs and other	7,479	8,823

Total assets	$678,287	$670,663

Liabilities Equity
Current liabilities:
Current portion of long-term debt	$—	$1,401
Accounts payable and accrued liabilities	86,734	81,600
Accrued interest payable	7,376	7,781
Deferred revenue	4,617	7,964
Liabilities of discontinued operations	—	1,880

Total current liabilities	98,727	100,626

Long-term debt, net of current portion	405,353	405,353
Other long-term liabilities	4,714	5,453
Deferred tax liability	1,912	1,860

Total liabilities	510,706	513,292

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	208,743	208,272
Accumulated other comprehensive loss	(4,570)	(8,917)
Accumulated deficit	(37,092)	(42,535)

Total Vangent stockholder’s equity	167,081	156,820
Noncontrolling interest	500	551

Total equity	167,581	157,371

Total liabilities and equity	$678,287	$670,663

See notes to the condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue	$184,362	$214,846	$360,211	$409,043
Cost of revenue	156,013	182,459	301,205	340,685

Gross profit	28,349	32,387	59,006	68,358
General and administrative expenses	11,814	11,494	23,963	23,684
Selling and marketing expenses	5,188	5,447	10,326	11,122

Operating income	11,347	15,446	24,717	33,552
Interest expense and other, net	6,599	7,362	14,090	15,598

Income from continuing operations before income taxes	4,748	8,084	10,627	17,954
Provision for income taxes	1,493	1,851	5,223	3,685

Income from continuing operations	3,255	6,233	5,404	14,269
Loss from discontinued operations, net of tax	—	(14,348)	(12)	(16,785)

Net income (loss)	3,255	(8,115)	5,392	(2,516)
Net loss attributed to noncontrolling interest	(43)	—	(51)	—

Net income (loss) attributable to Vangent	$3,298	$(8,115)	$5,443	$(2,516)

See notes to the condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share amounts)

			Accum-
			ulated		Total
			Other		Vangent
	Common	Additional	Compre-	Accum-	Stock-	Non-
	Stock	Paid-in	hensive	ulated	holder’s	controlling	Total
	Shares	Capital	Loss	Deficit	Equity	Interest	Equity

Balance, December 31, 2009	100	$207,376	$(14,949)	$(82,564)	109,863	$—	$109,863
Effect of hedging activities, net of tax	—	—	2,466	—	2,466	—	2,466
Foreign currency translation adjustment	—	—	(1,332)	—	(1,332)	—	(1,332)
Net loss	—	—	—	(2,516)	(2,516)	—	(2,516)

Total comprehensive loss					(1,382)	—	(1,382)
Equity-based compensation	—	499	—	—	499	—	499

Balance, July 3, 2010	100	$207,875	$(13,815)	$(85,080)	$108,980	$—	$108,980

Balance, December 31, 2010	100	$208,272	$(8,917)	$(42,535)	156,820	$551	$157,371
Effect of hedging activities, net of tax	—	—	2,005	—	2,005	—	2,005
Foreign currency translation adjustment	—	—	2,388	—	2,388	—	2,388
Defined benefit plan overfunding (net of tax)			(46)		(46)	—	(46)
Net income (loss)	—	—	—	5,443	5,443	(51)	5,392

Total comprehensive income (loss)					9,790	(51)	9,739
Equity-based compensation	—	471	—	—	471	—	471

Balance, July 2, 2011	100	$208,743	$(4,570)	$(37,092)	$167,081	$500	$167,581

See notes to the condensed consolidated financial statements.

Vangent, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities
Net income (loss)	$5,392	$(2,516)
Loss from discontinued operations, net of tax	(12)	(16,785)

Income from continuing operations	5,404	14,269
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of intangible assets	13,528	10,540
Depreciation and amortization of property and equipment	6,204	5,901
Amortization of deferred debt financing costs	1,420	1,126
Equity-based compensation expense	471	499
Deferred income taxes	3,121	3,360
Changes in operating assets and liabilities:
Trade receivables	15,559	(30,544)
Prepaid expenses and other assets	(1,506)	(4,339)
Accounts payable and other liabilities	3,893	12,733
Deferred revenue	(3,347)	312

Continuing operations, net	44,747	13,857
Discontinued operations, net	(87)	(2,870)

Net cash provided by operating activities	44,660	10,987

Cash flows from investing activities
Buccaneer acquisition	(242)	—
Capital expenditures	(3,680)	(3,526)

Continuing operations, net	(3,922)	(3,526)
Discontinued operations, net	127	(811)

Net cash used in investing activities	(3,795)	(4,337)

Cash flows from financing activities
Borrowing under revolving credit facility	10,000	—
Repayment of borrowing under revolving credit facility	(10,000)	—
Repayment of senior secured term loan	(1,401)	(13,612)
Other	—	(53)

Net cash used in financing activities	(1,401)	(13,665)
Effect of exchange rate changes on cash and cash equivalents	128	(170)

Net increase (decrease) in cash and cash equivalents	39,592	(7,185)
Cash and cash equivalents, beginning of period	27,194	45,584

Cash and cash equivalents, end of period	$66,786	$38,399

Supplemental cash flow information
Interest paid	$12,935	$15,226
Income taxes paid	430	434
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
Nature of Operations
Vangent is a global provider of consulting, systems integration, human capital management and business process services to the U.S. federal and international governments, higher education institutions and corporations. The Company’s primary customer focus is U.S. governmental agencies. Certain customers represented more than 10% of total revenue for the six months ended July 2, 2011, as follows: Department of Health and Human Services (“HHS”) 48%, Department of Education (“DoED”) 15%, Department of Defense (“DOD”)10%, and United Kingdom Government 11%.
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
The Company has a 70% ownership interest in a joint venture in the United States, a 49% ownership interest in a joint venture in the United Kingdom, and a 48% ownership interest in a joint venture in the United Arab Emirates. The Company has guaranteed performance under contracts for which the joint ventures earn revenue from government customers. The three joint ventures are fully consolidated in the financial statements; the consolidated balance sheets include joint-venture assets of $16,116 and liabilities of $14,379 at July 2, 2011, compared with assets of $12,129 and liabilities of $8,419 at December 31, 2010. The Company holds less than a majority ownership interest in the two foreign joint ventures; however, the Company is entitled to 100% of the income and losses and has determined that it is the primary beneficiary of each of the foreign joint ventures and there is no allocation of equity or income/loss attributed to noncontrolling interests. The Company holds a 70% interest in the domestic joint venture; the remaining 30% ownership share is reported as noncontrolling interest in the consolidated financial statements.

Fiscal Year and Quarterly Periods
The Company’s fiscal year begins on January 1 and ends on December 31. Quarterly periods are based on a four-week, four-week, and five-week methodology ending on the Saturday nearest to the end of the quarter to align with the Company’s domestic business processes. Foreign subsidiaries are consolidated based on the calendar quarter.
2. Buccaneer Acquisition in September 2010
In September 2010, Vangent completed the acquisition (“Buccaneer Acquisition”) of Buccaneer Computer Systems & Service, Inc. (“Buccaneer”). Buccaneer is a leading provider of IT services, infrastructure, secure data hosting and data analytics for the government healthcare market. Vangent acquired all outstanding shares of Buccaneer stock in exchange for total purchase consideration of $65,563.
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

Purchase Consideration
Cash paid	$61,292
Other purchase consideration	4,271

$65,563

Other purchase consideration represents additional cash payments expected later in 2011 relating to the determination of the working capital adjustment and the Company’s election under Section 338 (h) (10) of the Internal Revenue Code.

Allocation of Purchase Consideration
Cash	$897
Accounts receivable	18,224
Property and equipment	2,055
Definite-life intangible assets	25,792
Goodwill	31,385
Other assets	2,009
Less: Liabilities assumed	(14,072)

Net assets acquired	66,290
Less: Noncontrolling interest	(727)

$65,563

Allocation of Definite-Life Intangible Assets Acquired
Customer relationships (eight-year life)	$23,809
Non-compete agreements (three-year life)	1,983

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
Goodwill represents the excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed. As a result of the election under Section 338(h) (10) of the Internal Revenue Code, the amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible. In accordance with generally accepted accounting principles, goodwill associated with the Buccaneer Acquisition has been retrospectively increased by $928 as a result of the determination of the working capital adjustment and changes in estimates relating to the Company’s election under Section 338 (h) (10) of the Internal Revenue Code.

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
Revenue from Buccaneer for the six months ended July 2, 2011, amounted to $73,756 and is reported as part of the Government Group business segment. Operating income was $2,333 and includes charges for the amortization of acquired intangible assets for customer relationships based on an accelerated method.
Unaudited Pro Forma Information
The following unaudited pro forma results of operations data for the three and six months ended July 3, 2010, are presented as if the Buccaneer Acquisition had occurred on January 1, 2010:

	Three Months	Six Months
	Ended	Ended
	July 3, 2010	July 3, 2010
Revenue	$247,682	$464,470
Income from continuing operations	$6,256	$15,281
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
3. Discontinued Operations
In 2009, Vangent completed an evaluation of its international business and committed to a plan to sell its business operations in Latin America that are segregated and reported as discontinued operations. Vangent completed the sales of its operations in Argentina in the third quarter of 2010 and Mexico in the fourth quarter of 2010. The sale of operations in Venezuela was completed in February 2011 to complete the disposal of discontinued operations. There are no business operations classified as discontinued operations subsequent to the first quarter of 2011. Summarized statement of operations data for discontinued operations follows:

	Three Months	Six Months Ended
	Ended	July 2,	July 3,
	July 3, 2010	2011	2010
Statements of Operations Data
Revenue	$7,075	$137	$14,210
Costs and expenses	7,346	144	14,846
Expected loss on sale or disposal	15,277	—	17,895
Other (income) expense, net	7	5	(746)

Loss from discontinued operations before income taxes	(15,555)	(12)	(17,785)
Provision (benefit) from income taxes	(1,207)	—	(1,000)

Loss from discontinued operations, net of tax	$(14,348)	$(12)	$(16,785)

4. Recent Accounting Pronouncements
Pronouncements Not Yet Effective
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS, to change the description of the requirements for measuring fair value and for disclosing information about fair value. The update becomes effective prospectively beginning January 2012, and the Company does not expect adoption will have a material effect on the consolidated financial statements.
In June 2011, the FASB issued an ASU, Presentation of Comprehensive Income, to eliminate the current option to report other comprehensive income/loss and its components in the statement of changes in equity. An entity can elect to present income/loss and other comprehensive income/loss in one continuous statement of comprehensive income/loss, or in two separate, but consecutive, statements. The update becomes effective beginning January 2012, and the Company does not expect adoption will have a material effect on the consolidated financial statements.
Recently Adopted Pronouncements
In October 2009, the FASB issued an ASU, Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an allocation of revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the residual method. The update became effective prospectively for new contracts beginning January 2011, and adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.
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

5. Trade Receivables
A summary of trade receivables follows:

	July 2,	December 31,
	2011	2010
Billed trade receivables	$65,744	$91,126
Billable trade receivables	34,333	22,391
Unbilled trade receivables pending completion of milestones, contract authorizations, or retainage	7,215	8,794
Other	599	806

	107,891	123,117
Allowance for doubtful accounts	(162)	(177)

Trade receivables, net	$107,729	$122,940

Trade accounts receivable from major customers
Department of Health and Human Services	48%	46%
Department of Education	18%	17%
Department of Defense	*	11%

*	Less than 10%
6. Long-Term Debt
A summary of long-term debt follows:

	July 2,	December 31,
	2011	2010
Term loan under senior secured credit facility with interest at variable rates (2.26% at July 2, 2011), maturing February 15, 2013	$215,353	$216,754
9 5/8% Senior subordinated fixed rate notes, due February 15, 2015	190,000	190,000

	405,353	406,754
Less: current portion of long-term debt	—	1,401

Long-term debt, net of current portion	$405,353	$405,353

Scheduled maturities of long-term debt
2011	$—
2012	310
2013	215,043
2014	—
2015	190,000

	$405,353

Senior Secured Credit Facility
At July 2, 2011, the senior secured credit facility consisted of a term loan of $215,353, and, subject to certain limitations, an available revolving credit facility of up to $49,758 that is scheduled to expire February 14, 2012. At July 2, 2011, there was a letter of credit of $242 outstanding under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility at July 2, 2011 or at December 31, 2010. A commitment fee of 0.5% per year is paid on the available unused portion of the revolving credit facility.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either: (i) the base rate, as defined, plus an applicable margin of 1.00-1.50%, or (ii) the adjusted LIBOR, as defined, plus an applicable margin of 2.00-2.50%. Borrowings are subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales; (ii) 25% of the net cash proceeds of equity offerings as long as the consolidated leverage ratio, as defined, is below 4.00 to 1; (iii) 25% of capital contributions subject to certain conditions; (iv) 100% of the net cash proceeds of additional debt; and (v) a percentage of annual excess cash flow, as defined. Payments resulting from the annual excess cash flow requirement are due 90 days following the year end. Based on excess cash flow, a mandatory repayment of $1,401 was made March 31, 2011. Since the excess cash flow requirement is based on annual cash flow, it is not possible to determine the amount, if any, that would become payable in March 2012.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Joint ventures and foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to: consolidating or merging with, or acquiring, another business, restrictions on selling or disposing of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of July 2, 2011, the Company was in compliance with all of the affirmative and negative covenants.
The more restrictive covenants relate to compliance with a maximum allowable consolidated leverage ratio, as defined in the senior secured credit facility, based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5,000, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At July 2, 2011, the consolidated leverage ratio was 3.74 to 1, compared with the maximum allowable ratio of 5.25 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.00 at March 31, 2012.
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
7. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss and a summary of changes in accumulated other comprehensive loss for hedging activities follows:

	July 2,	December 31,
	2011	2010
Accumulated other comprehensive loss
Effect of hedging activities, net of tax:
Interest rate swap agreements, net of tax	$—	$(391)
Additional deferred tax effect relating to interest rate swap agreement	—	(1,614)

Continuing operations, net of tax	—	(2,005)
Foreign currency cumulative translation adjustments:
Continuing operations	(4,700)	(5,359)
Discontinued operations	—	(1,729)

	(4,700)	(7,088)

Defined benefit plan overfunding, net of tax	130	176

Total accumulated other comprehensive loss	$(4,570)	$(8,917)

	Hedging Activities	Cumulative
	Interest Rate	Translation
Summary of changes in accumulated other comprehensive loss	Swap	Adjustment	Other	Total
Balance, December 31, 2010	$(2,005)	$(7,088)	$176	$(8,917)
Reclassification of swap loss to interest expense	646			646
Reclassification of swap tax effect to provision for income taxes	(255)			(255)
Reclassification of additional deferred tax swap effect to provision for income taxes	1,614			1,614
Foreign currency translation adjustment		2,388		2,388
Other			(46)	(46)

Balance, July 2, 2011	$—	$(4,700)	$130	$(4,570)

Total comprehensive income, including net income, amounted to $3,152 for the three months ended July 2, 2011, and $8,253 for the corresponding period in 2010.
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
Derivative Instruments and Hedging Activities
A tabular disclosure of the fair values of derivative instruments reported in the balance sheet and the effect of derivative instruments on the statements of operations follows:

Balance Sheet Data
		Fair Value of
		Liability Derivatives
		July 2,	December 31,
Derivative Contracts	Balance Sheet Location	2011	2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	Accrued liabilities	$—	$646

Statements of Operations Data
					Amount of Gain
				Location of Gain	(Loss) Recognized
	Amount of Gain	Location of Gain	Amount of Gain	(Loss) Recognized in	in Income on
	(Loss)	(Loss)	(Loss)	Income on Derivative	Derivative
	Recognized in	Reclassified from	Reclassified from	(Ineffective	(Ineffective
	OCI on	Accumulated OCI	Accumulated OCI	Portion and	Portion and
	Derivative	into Income	into Income	Amount Excluded	Amount Excluded
	(Effective	(Effective	(Effective	from Effectiveness	from Effectiveness
Derivative Contracts	Portion)	Portion)	Portion)	Testing)	Testing)
Three Months Ended July 3, 2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	$10	Interest expense	$(1,108)
Foreign currency forward contracts		Discontinued operations	(13)

Six Months Ended July 2, 2011
Derivatives that qualify as cash flow hedges
Interest rate swap agreements		Interest expense	(646)
Tax effect of interest rate swap agreements		Provision for income taxes	255
Additional deferred tax effect relating to interest rate swap agreements		Provision for income taxes	(1,614)

Six Months Ended July 3, 2010
Derivatives that qualify as cash flow hedges
Interest rate swap agreements	(622)	Interest expense	2,775	Interest expense	$23
Foreign currency forward contracts	(8)	Discontinued operations	(321)
Derivatives that do not qualify as cash flow hedges
Foreign currency forward contracts				Discontinued operations	(89)
Fair Value of Financial Instruments
The fair values of financial instruments at July 2, 2011, follow:

	Carrying
	Amounts	Fair Value
Long-term debt
Variable-rate term loan under the senior secured credit facility	$215,353	$215,353
9 5/8% senior subordinated notes, due February 15, 2015	190,000	192,375

	$405,353	$407,728

The carrying amount of the variable-rate term loan under the senior secured credit facility approximates fair value. The fair value of the 9 5/8% senior subordinated notes is based on the quoted market price of $101.250 per $100 reflecting a yield of 9.2%. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to their short term nature.

9. Income Taxes
The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the six months ended July 2, 2011, includes an additional charge of $1,614 resulting from the deferred tax effect relating to the interest rate swap agreement that matured in the first quarter of 2011. The effective tax rate of 49% for the six months ended July 2, 2011, is higher than the U.S. federal statutory tax rate of 35% and includes 15% for the deferred tax charge of $1,614 relating to the interest rate swap agreement. The deferred tax effect was associated with the amount that remained in Other Comprehensive Income/Loss (“OCI”) at December 31, 2010, as a result of the release of the tax valuation allowance in 2010 on the beginning deferred tax asset balance as a credit to the provision for income taxes for 2010 and subsequent activity during 2010 classified in OCI. The maturity of the swap agreement in the first quarter of 2011 allows for the clearing of the disproportionate tax effect in OCI as an additional charge to the provision for income taxes for the six months ended July 2, 2011.
The provision for income taxes for the six months ended July 2, 2011, includes a charge of $660 on a specific portion of the current year’s undistributed earnings of one of its foreign operations that is not considered to be reinvested indefinitely. When the earnings are distributed, federal income and foreign withholding taxes would apply. The amount of the unrecognized income tax associated with the undistributed earnings of all other foreign subsidiaries where the earnings are considered to be reinvested indefinitely was not material at July 2, 2011.
At July 2, 2011, the Company has concluded based upon all available evidence, that it is more likely than not that U.S. deferred tax assets will be realizable, except for a portion relating to a net capital loss carryforward.
The effective tax rate of 21% for the six months ended July 3, 2010, is lower than the U.S. federal statutory tax rate of 35% and reflects a reduction of 12% from the utilization of a portion of the net operating loss carryforward amounting to $2,180.
ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return. There was no liability for unrecognized tax benefits at July 2, 2011 or December 31, 2010. Vangent does not expect changes in unrecognized tax benefits, if any, within the next twelve months to have a material impact on the provision for income taxes or the effective tax rate.
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
Certain members of management of Vangent and independent directors of Vangent Holding Corp. have been granted Class B or B-1 membership interests in Vangent Holding LLC. In the first quarter of 2011, the membership interests previously granted to independent directors were redeemed. Vangent Holding LLC holds 100% of the common stock, but none of the preferred stock, in Vangent Holding Corp., which in turn owns all of Vangent’s common stock. At July 2, 2011, the outstanding balance of grants of Class B and B-1 membership interests represented 6.2% of the net profit interests in Vangent Holding LLC. Pursuant to the terms of the operating agreement governing Vangent Holding LLC, the Class B and B-1 membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B and B-1 membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Vangent Holding LLC. Holders of Class B and B-1 membership interests are entitled to receive their respective proportional interest in all distributions made by Vangent Holding LLC, provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Class B and B-1 membership interests are granted with no exercise price and no expiration date. Class B membership interests have been granted with no threshold or floor value, and Class B-1 membership interests have been granted with a threshold or floor value and earn a proportional interest in distributions above the floor valuation. Grants of Class B and B-1 membership interests are limited in the aggregate to 7.5% of the net profits interests in Vangent Holding LLC.

A summary of activity for grants and the outstanding balance of Class B and B-1 membership interests in Vangent Holding LLC follow:

	Class B and B-1 Membership Interests
	Available for		Fair Value at Date
	Grant	Outstanding	of Grant
Balance, December 31, 2010	1.6%	5.9%	$5,987
Granted	(0.9)	0.9	850
Forfeited and redeemed	0.6	(0.6)	(289)

Balance, July 2, 2011	1.3%	6.2%	$6,548

At July 2, 2011:
Vested		3.3%
Not yet vested		2.9

		6.2%

Charges for equity-based compensation expense amounted to $535 for six months ended July 2, 2011 and $499 for the corresponding period in 2010. The unamortized amount of equity-based compensation was $2,128 at July 2, 2011, and is scheduled to be charged to expense as follows:

Years Ending December 31
2011 (remaining six months)	$539
2012	545
2013	437
2014	321
2015	257
2016	29

$2,128

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
Vangent pays an annual management fee of $1,000 to Veritas Capital of which $500 was paid for the six months ended July 2, 2011, along with out-of-pocket costs of $47.
Vangent purchased administrative services under contracts and leases with Pearson amounting to $2,602 for the six months ended July 2, 2011. Pearson holds $35,000 of Series A preferred stock and $5,000 of Series B preferred stock in Vangent Holding Corp., and holds 10% of the Class A membership interests in Vangent Holding LLC.
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
The Human Capital Group serves the public sector with advanced distributed learning and classroom modernization services and the private sector with workforce and risk management solutions that automate and improve the recruitment, assessment, selection, training and development of a skilled, ethical and high-quality workforce.
A summary of revenue and operating income by business segment follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue by business segment
Government Group	$142,607	$198,677	$294,655	$375,914
International Group	28,164	11,148	47,173	22,973
Human Capital Group	13,696	5,834	18,618	11,969
Elimination	(105)	(813)	(235)	(1,813)

Total revenue	$184,362	$214,846	$360,211	$409,043

Operating income (loss) by business segment
Government Group	$6,563	$15,966	$19,776	$34,835
International Group	5,052	8	5,987	70
Human Capital Group	(266)	(522)	(1,016)	(1,342)
Other	(2)	(6)	(30)	(11)

Total operating income	11,347	15,446	24,717	33,552
Interest expense and other, net	6,599	7,362	14,090	15,598

Income from continuing operations before income taxes	$4,748	$8,084	$10,627	$17,954

Depreciation and amortization
Government Group	$8,648	$7,183	$17,322	$14,488
International Group	1,052	568	2,028	1,295
Human Capital Group	190	333	382	658

Total depreciation and amortization	$9,890	$8,084	$19,732	$16,441

Revenue from major customers as a percent of total revenue
Department of Health and Human Services	46%	25%	48%	30%
Department of Education	13%	11%	15%	13%
Department of Commerce	*	42%	*	34%
Department of Defense	11%	*	10%	*
United Kingdom Government	13%	*	11%	*

*	Less than 10%.

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
Condensed Combining Balance Sheets (Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	July 2, 2011
Current assets:
Cash and cash equivalents	$44,471	$180	$22,135	$—	$66,786
Trade receivables, net	67,645	31,215	8,869	—	107,729
Prepaid expenses and other	11,587	1,472	2,658	—	15,717

Total current assets	123,703	32,867	33,662	—	190,232
Property and equipment, net	18,425	2,898	3,846	—	25,169
Goodwill and intangible assets	367,407	50,316	18,191	—	435,914
Deferred tax asset (liability)	20,836	(1,343)	—	—	19,493
Deferred debt financing costs and other	6,340	864	275	—	7,479
Investment in and advances to subsidiaries	107,433	—	—	(107,433)	—

Total assets	$644,144	$85,602	$55,974	$(107,433)	$678,287

Current liabilities	$67,353	$10,198	$21,176	$—	$98,727
Long-term debt	405,353	—	—	—	405,353
Other long-term liabilities	3,857	817	1,952	—	6,626

Total liabilities	476,563	11,015	23,128	—	510,706
Total equity	167,581	74,587	32,846	(107,433)	167,581

Total liabilities and equity	$644,144	$85,602	$55,974	$(107,433)	$678,287

	December 31, 2010
Current assets:
Cash and cash equivalents	$20,477	$—	$6,717	$—	$27,194
Trade receivables, net	90,879	20,504	11,557	—	122,940
Prepaid expenses and other	9,140	1,227	2,534	—	12,901

Total current assets	120,496	21,731	20,808	—	163,035
Property and equipment, net	20,640	2,393	4,998	—	28,031
Goodwill and intangible assets, net	377,721	53,003	18,127	—	448,851
Deferred tax asset	21,923	—	—	—	21,923
Deferred debt financing costs and other	8,089	471	263	—	8,823
Investment in and advances to subsidiaries	95,666	—	—	(95,666)	—

Total assets	$644,535	$77,598	$44,196	$(95,666)	$670,663

Current liabilities	$77,116	$12,572	$16,039	$(5,101)	$100,626
Long-term debt, net of current portion	405,353	—	—	—	405,353
Other long-term liabilities	4,695	711	1,907	—	7,313

Total liabilities	487,164	13,283	17,946	(5,101)	513,292
Total equity	157,371	64,315	26,250	(90,565)	157,371

Total liabilities and equity	$644,535	$77,598	$44,196	$(95,666)	$670,663

Condensed Combining Statements of Operations (Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Three Months Ended July 2, 2011
Revenue	$114,756	$39,396	$30,330	$(120)	$184,362
Cost of revenue	97,328	36,290	22,515	(120)	156,013

Gross profit	17,428	3,106	7,815	—	28,349
General and administrative expenses	8,996	1,417	1,401	—	11,814
Selling and marketing expenses	4,166	343	679	—	5,188

Operating income	4,266	1,346	5,735	—	11,347
Interest expense and other, net	6,632	—	(33)	—	6,599
Equity in net income of subsidiaries	5,098	—	—	(5,098)	—

Income from continuing operations before income taxes	2,732	1,346	5,768	(5,098)	4,748
Provision (benefit) for income taxes	(523)	473	1,543	—	1,493

Income from continuing operations	3,255	873	4,225	(5,098)	3,255
Net loss attributable to noncontrolling interest	—	—	(43)	—	(43)

Net income attributable to Vangent	$3,255	$873	$4,268	$(5,098)	$3,298

	Three Months Ended July 3, 2010
Revenue	$203,765	$—	$11,081	$—	$214,846
Cost of revenue	172,792	—	9,667	—	182,459

Gross profit	30,973	—	1,414	—	32,387
General and administrative expenses	10,439	—	1,055	—	11,494
Selling and marketing expenses	4,972	—	475	—	5,447

Operating income (loss)	15,562	—	(116)	—	15,446
Interest expense and other, net	7,483	—	(121)	—	7,362
Equity in net loss of subsidiaries	(15,394)	—	—	15,394	—

Income (loss) from continuing operations before income taxes	(7,315)	—	5	15,394	8,084
Provision for income taxes	1,715	—	136	—	1,851

Loss from continuing operations	(9,030)	—	(131)	15,394	6,233
Income (loss) from discontinued operations, net of tax	915	—	(15,263)	—	(14,348)

Net loss	$(8,115)	$—	$(15,394)	$15,394	$(8,115)

Condensed Combining Statements of Operations (Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Six Months Ended July 2, 2011
Revenue	$239,702	$69,076	$51,666	$(233)	$360,211
Cost of revenue	198,353	62,906	40,179	(233)	301,205

Gross profit	41,349	6,170	11,487	—	59,006
General and administrative expenses	17,850	2,854	3,259	—	23,963
Selling and marketing expenses	8,205	810	1,311	—	10,326

Operating income	15,294	2,506	6,917	—	24,717
Interest expense and other, net	14,069	—	21	—	14,090
Equity in net income of subsidiaries	6,677	—	—	(6,677)	—

Income from continuing operations before income taxes	7,902	2,506	6,896	(6,677)	10,627
Provision for income taxes	2,510	938	1,775	—	5,223

Income from continuing operations	5,392	1,568	5,121	(6,677)	5,404
Loss from discontinued operations, net of tax	—	—	(12)	—	(12)

Net income	5,392	1,568	5,109	(6,677)	5,392
Net loss attributable to noncontrolling interest	—	—	(51)	—	(51)

Net income attributable to Vangent	$5,392	$1,568	$5,160	$(6,677)	$5,443

	Six Months Ended July 3, 2010
Revenue	$386,188	$—	$22,855	$—	$409,043
Cost of revenue	320,942	—	19,743	—	340,685

Gross profit	65,246	—	3,112	—	68,358
General and administrative expenses	22,027	—	1,657	—	23,684
Selling and marketing expenses	10,103	—	1,019	—	11,122

Operating income	33,116	—	436	—	33,552
Interest expense and other, net	15,768	—	(170)	—	15,598
Equity in net loss of subsidiaries	(17,070)	—	—	17,070	—

Income from continuing operations before income taxes	278	—	606	17,070	17,954
Provision for income taxes	3,430	—	255	—	3,685

Income (loss) from continuing operations	(3,152)	—	351	17,070	14,269
Income (loss) from discontinued operations, net of tax	636	—	(17,421)	—	(16,785)

Net loss	$(2,516)	$—	$(17,070)	$17,070	$(2,516)

Condensed Combining Statements of Cash Flows (Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	Six Months Ended July 2, 2011
Cash flows from operating activities
Continuing operations, net	$27,476	$1,569	$15,702	$—	44,747
Discontinued operations, net	—	—	(87)	—	(87)

Net cash provided by operating activities	27,476	1,569	15,615	—	44,660

Cash flows from investing activities
Buccaneer acquisition	(242)		—	—	(242)
Capital expenditures	(1,847)	(1,389)	(444)	—	(3,680)

Continuing operations, net	(2,089)	(1,389)	(444)	—	(3,922)
Discontinued operations, net	—	—	127	—	127

Net cash used in investing activities	(2,089)	(1,389)	(317)	—	(3,795)

Cash flows from financing activities
Borrowing under revolving credit facility	10,000	—	—	—	10,000
Repayment of borrowing under revolving credit facility	(10,000)	—	—	—	10,000
Repayment of senior secured loan	(1,401)	—	—	—	(1,401)

Net cash used in financing activities	(1,401)	—	—	—	(1,401)
Effect of exchange rate changes on cash and cash equivalents	8	—	120	—	128

Net increase in cash and cash equivalents	23,994	180	15,418	—	39,592
Cash and cash equivalents, beginning of period	20,477	—	6,717	—	27,194

Cash and cash equivalents, end of period	$44,471	$180	$22,135	$—	$66,786

	Six Months Ended July 3, 2010
Cash flows from operating activities
Continuing operations, net	$10,960	$—	$2,897	$—	$13,857
Discontinued operations, net	—	—	(2,870)	—	(2,870)

Net cash provided in operating activities	10,960	—	27	—	10,987

Cash flows from investing activities
Loans to Non-Guarantor Subsidiary, net	(850)	—	—	850	—
Capital expenditures	(2,933)	—	(593)	—	(3,526)

Continuing operations, net	(3,783)	—	(593)	850	(3,526)
Discontinued operations, net	—	—	(811)	—	(811)

Net cash used in investing activities	(3,783)	—	(1,404)	850	(4,337)

Cash flows from financing activities
Repayment of senior secured loan	(13,612)	—	—	—	(13,612)
Other	(53)		—		(53)

Continuing operations, net	(13,665)	—	—	—	(13,665)
Discontinued operations, net	—	—	850	(850)	—

Net cash provided by (used in) financing activities	(13,665)	—	850	(850)	(13,665)
Effect of exchange rate changes on cash and cash equivalents	51	—	(221)	—	(170)

Net decrease in cash and cash equivalents	(6,437)	—	(748)	—	(7,185)
Cash and cash equivalents, beginning of period	41,099	—	4,485	—	45,584

Cash and cash equivalents, end of period	$34,662	$—	$3,737	$—	$38,399

15. Subsequent Event
Effective August 15, 2011, Vangent Holding LLC signed a stock purchase agreement to sell 100% of the issued and outstanding Common Shares of Vangent Holding Corp. to a subsidiary of General Dynamics Corporation at a purchase price of $960 million including the repayment of outstanding debt obligations as of the closing date and the seller’s transaction-related expenses. The closing of the sale is subject to standard regulatory approval and waiting period requirements.

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
Overview
We are a leading provider of information management and business process outsourcing services to several U.S. public health care and other civilian government agencies, as well as selected U.S. defense and intelligence agencies, foreign governments and private sector entities. We design, build and operate mission-critical systems and processes to seamlessly deliver vital information, services and programs to our customers and their constituents. Most of our revenue is generated from long-term contracts that typically have duration of approximately five years, including option years. As of July 2, 2011, our total contract backlog was $1.8 billion, compared with $1.9 billion at the end of 2010.
Certain customers represented more than 10% of total revenue for the six months ended July 2, 2011, as follows: Department of Health and Human Services (“HHS”) 48%, Department of Education (“DoED”) 15%, Department of Defense (“DOD”)10%, and United Kingdom Government 11%.
We manage our business through three segments: the Government Group; the International Group; and the Human Capital Group. The Government Group is our largest segment and has many years of experience in providing information management and business process outsourcing to several civilian and defense agencies of the federal government, including the Department of Education and the Centers for Medicare and Medicaid Services (“CMS”). The Government Group is responsible for the development, management, analysis and dissemination of healthcare information to the public sector and is one of the largest non-government providers of health information in the United States. The Government Group is also responsible for managing and disseminating information for the application process of DoED’s federal student aid program. The operations of Buccaneer acquired in September 2010 are part of the Government Group. The Government Group represented 82% of total revenue for the six months ended July 2, 2011.
The International Group serves government customers in the United Kingdom and Canada and provides consulting, systems integration, and business process outsourcing solutions. The International Group represented 13% of total revenue for the six months ended July 2, 2011.
The Human Capital Group serves the public sector with advanced distributed learning and classroom modernization services and the private sector with workforce and risk management solutions that automate and improve the recruitment, assessment, selection, training and development of a skilled, ethical and high-quality workforce. The Human Capital Group represented 5% of total revenue for the six months ended July 2, 2011.
Buccaneer Acquisition in September 2010
In September 2010, Vangent acquired Buccaneer Computer Systems & Service, Inc. (“Buccaneer Acquisition”). Buccaneer is a leading provider of IT services, infrastructure, secure data hosting and data analytics for the government healthcare market. Vangent acquired all outstanding shares of Buccaneer stock in exchange for purchase consideration of $65.6 million.
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

Nature of Our Contracts
Contracts funded by U.S. government agencies represented 82% of total revenue for the six months ended July 2, 2011, compared with 89% for the corresponding period in 2010. Revenue from contracts in which we acted as the prime contractor represented 81% of total revenue, an increase from 59% for the corresponding period in 2010 that included subcontract work performed on the U.S. 2010 Census contract that was completed at the end of 2010. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we do business. Refer to our annual report on Form 10-K for the year ended December 31, 2010, for additional information concerning our business and the factors that could impact federal government spending and our federal government contracting business.
We have cost-plus, fixed-price and time and materials contracts. Fixed-priced contracts generally offer a higher profit margin opportunity but involve higher risks associated with potential cost overruns. Revenue from each type of contract as a percent of total revenue follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Cost-plus	52%	72%	54%	69%
Fixed-price	42%	24%	40%	27%
Time and materials	6%	4%	6%	4%

	100%	100%	100%	100%

The reductions in the percentages of revenue from cost-plus contracts for the three and six months ended July 2, 2011, is primarily due to the completion of the U.S. 2010 Census contract at the end of 2010.
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

	July 2, 2011		December 31, 2010
	Total	Funded	Total	Funded
Government Group	$1,529.4	$270.3	$1,629.2	$241.3
International Group	217.2	144.5	251.9	161.8
Human Capital Group	96.5	45.7	13.2	13.2

	$1,843.1	$460.5	$1,894.3	$416.3

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
The International Group recorded goodwill impairment charges in 2009 and 2008, and the Human Capital Group recorded impairment charges in 2010, 2009 and 2008. Any adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair values could result in non-cash impairment charges in a future period.

Results of Operations
Statements of operations data follow (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Increase	July 2,	July 3,	Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Statements of Operations Data
Revenue	$184,362	$214,846	$(30,484)	$360,211	$409,043	$(48,832)
Cost of revenue	156,013	182,459	(26,446)	301,205	340,685	(39,480)

Gross profit	28,349	32,387	(4,038)	59,006	68,358	(9,352)
General and administrative expenses	11,814	11,494	320	23,963	23,684	279
Selling and marketing expenses	5,188	5,447	(259)	10,326	11,122	(796)

Operating income	11,347	15,446	(4,099)	24,717	33,552	(8,835)
Interest expense and other, net	6,599	7,362	(763)	14,090	15,598	(1,508)

Income from continuing operations before income taxes	4,748	8,084	(3,336)	10,627	17,954	(7,327)
Provision for income taxes	1,493	1,851	(358)	5,223	3,685	1,538

Income from continuing operations	3,255	6,233	(2,978)	5,404	14,269	(8,865)
Loss from discontinued operations, net of tax	—	(14,348)	14,348	(12)	(16,785)	16,773

Net income (loss)	3,255	(8,115)	11,370	5,392	(2,516)	7,908
Net loss attributed to noncontrolling interest	(43)	—	(43)	(51)	—	(51)

Net income (loss) attributable to Vangent	$3,298	$(8,115)	$11,413	$5,443	$(2,516)	$7,959

Statements of Operations Data as a Percent of Revenue
Revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue	84.6	84.9		83.6	83.3

Gross profit margin	15.4	15.1		16.4	16.7
General and administrative expenses	6.4	5.4		6.7	5.8
Selling and marketing expenses	2.8	2.5		2.8	2.7

Operating income margin	6.2	7.2		6.9	8.2
Interest expense and other, net	3.6	3.4		3.9	3.8

Income from continuing operations before income taxes	2.6	3.8		3.0	4.4
Provision for income taxes	0.8	0.9		1.5	0.9

Income from continuing operations	1.8	2.9		1.5	3.5
Loss from discontinued operations, net of tax	—	(6.7)		—	(4.1)

Net income (loss)	1.8	(3.8)		1.5	(0.6)
Net loss attributed to noncontrolling interest	—	—		—	—

Net income (loss)attributable to Vangent	1.8%	(3.8)%		1.5%	(0.6)%

Three and Six Months Ended July 2, 2011 and July 3, 2010
Buccaneer Acquisition in September 2010
In September 2010, Vangent completed the Buccaneer Acquisition. The results of operations of Buccaneer are included in the consolidated statements of operations and cash flows for the three and six months ended July 2, 2011.

Revenue
A summary of revenue by business segment follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Increase (Decrease)		July 2,	July 3,	Increase (Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Revenue by business segment
Government Group	$142,607	$198,677	$(56,070)	(28)%	$294,655	$375,914	$(81,259)	(22)%
International Group	28,164	11,148	17,016	153%	47,173	22,973	24,200	105%

Human Capital Group	13,696	5,834	7,862	135%	18,618	11,969	6,649	56%
Elimination	(105)	(813)	708	87%	(235)	(1,813)	1,578	87%

	$184,362	$214,846	$(30,484)	(14)%	$360,211	$409,043	$(48,832)	(12)%

Business segment revenue as a percent of total revenue
Government Group	77.4%	92.5%			81.8%	91.9%
International Group	15.3	5.2			13.1	5.6

Human Capital Group	7.4	2.7			5.2	2.9
Elimination	(0.1)	(0.4)			(0.1)	(0.4)

	100.0%	100.0%			100.0%	100.0%

Government Group Revenue
Government Group revenue declined $56.1 million, or 28%, for the three months and $81.3 million, or 22%, for the six months ended July 2, 2011. Revenue from the Census contract with the Department of Commerce (“DoC”) declined $89.2 million for the three months and $139.2 million for the six months ended July 2, 2011, as a result of the completion of the U.S. 2010 Census contract at the end of 2010. Revenue from the U.S. Census contract totaled $166.8 million for the full year 2010, and, as a result of the completion of the contract, revenue from DoC contracts for the remainder of 2011 will continue to be lower than 2010.
The Buccaneer Acquisition completed in September 2010 contributed revenue of $41.6 million for the three months and $73.8 million for the six months ended July 2, 2011. For comparative purposes, on a pro forma basis, Buccaneer revenue for the corresponding periods in 2010 was $32.8 million for the three months and $55.4 million for the six months.
Revenue from HHS contracts, primarily the Centers for Medicare and Medicaid services (“CMS”), represented 85% of Buccaneer’s revenue for the six months ended July 2, 2011. Revenue from HHS contracts increased $30.9 million for the three months and $51.1 million for the six months primarily reflecting the Buccaneer Acquisition, partially offset by lower revenue on cost-plus contracts from reduced staffing and improved efficiencies at call centers.

Revenue from contracts with the Department of Labor declined $2.2 million for the three months and $4.1 million for the six months as the EFAST contract completed the transition to operating status.

International Group Revenue
International Group revenue increased $17.0 million, or 153%, for the three months and $24.2 million, or 105%, for the six months ended July 2, 2011. The increases reflect revenue from the ramp up of a significant contract. Revenue from this contract is expected to continue to be accretive for the remainder of 2011 with contract completion expected in 2012. Changes in foreign currency exchange rates increased revenue by $1.2 million for the six months ended July 2, 2011, compared with the corresponding period in 2010.
Human Capital Group Revenue
Human Capital Group revenue increased $7.9 million, or 135%, for the three months and $6.6 million, or 56%, for the six months ended July 2, 2011. The increases resulted from the start up of the Enterprise Classroom Programs technology modernization contract with the U.S. Army. Compared with 2010, the U. S. Army contract is expected to continue to increase revenue for the remainder of 2011. The increases were partly offset by reductions of $1.4 million for the three months and $2.7 million for the six months from lower assessment and training services for commercial customers resulting from continued high unemployment levels.

Cost of Revenue
The reductions in total cost of revenue of $26.4 million, or 14%, for the three months and $39.5 million, or 12%, for the six months ended July 2, 2011, primarily reflect work performed by the Government Group under the U.S. 2010 Census contract with DoC that was completed at the end of 2010. Government Group costs for salaries and wages declined 13%, employee benefits declined 22%, and subcontractors and agencies declined 57% for the six-month period primarily reflecting the completion of the 2010 Census contract. The reductions were partially offset by the Buccaneer costs of $38.6 million for the three months and $67.7 million for the six months ended July 2, 2011. The Buccaneer Acquisition was completed in September 2010. Buccaneer costs include amortization for acquired intangible assets for customer relationships of $3.0 million for the six-month period.
Costs for the International Group increased for the three and six-month periods due to the ramp up of a significant contract. Changes in foreign exchange rates increased costs of the International Group by $1.0 million for the six months ended July 2, 2011, compared with the corresponding period in 2010.
Costs for the Human Capital Group increased for the three and six-month periods due to the start up of a contract with the U. S Army.
The gross profit margin was 15.4% for the three months, compared with 15.1% for the corresponding period in 2010. The gross profit margin was 16.4% for the six months ended July 2, 2011, slightly lower than the corresponding period in 2010. The reductions reflect changes in the mix of contract revenue.
General and Administrative Expenses
General and administrative expenses increased $0.3 million for the three and six months ended July 2, 2011, compared with the corresponding periods in 2010. The Buccaneer Acquisition completed in September 2010 increased expenses by $1.5 million for the three months and $2.9 million for the six months. Expenses for the three and six months ended July 2, 2011, include a charge of $0.4 million relating to a loss on an uncollected note receivable from the sale of discontinued operations in Latin America. The increases were offset by the effects of cost reduction initiatives.
General and administrative expenses were 6.4% of revenue for the three months, compared with 5.4% for the corresponding period in 2010, and 6.7% of revenue for the six months, compared with 5.8% for the corresponding period in 2010. The increases primarily reflect the reduction in revenue from the U.S. 2010 Census contract that was completed in 2010 for which there was minimal incremental general and administrative expense.
Selling and Marketing Expenses
The reductions in selling and marketing expenses of $0.3 million, or 5%, for the three months and $0.8 million, or 7%, for the six months ended July 2, 2011, resulted from staff reorganization in the corporate development group, partially offset by additional expenses of $0.8 million from the Buccaneer Acquisition completed in September in 2010.

Operating Income
A summary of operating income by business segment follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2,	July 3,	Increase (Decrease)		July 2,	July 3,	Increase (Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Operating income (loss) by business segment
Government Group	$6,563	$15,966	$(9,403)	(59)%	$19,776	$34,835	$(15,059)	(43)%
International Group	5,052	8	5,044	—	5,987	70	5,917	—
Human Capital Group	(266)	(522)	256	49	(1,016)	(1,342)	326	24
Corporate	(2)	(6)	4	—	(30)	(11)	(19)	—

	$11,347	$15,446	$(4,099)	(27)%	$24,717	$33,552	$(8,835)	(26)%

Operating margin by business segment
Government Group	4.6%	8.0%			6.7%	9.3%
International Group	17.9%	0.1%			12.7%	0.3%
Human Capital Group	(1.9)%	(9.0)%			(5.5)%	(11.2)%
The reductions in Government Group operating income of $9.4 million, or 59%, for the three months and $15.1 million, or 43%, for the six months ended July 2, 2011, and the corresponding reductions in the operating margins of 3% for the three and six months primarily reflect the U.S. 2010 Census contract with DoC that was completed at the end of 2010. As a result of the completion of the contract, operating income from DoC contracts for the remainder of 2011 will continue to be lower than 2010. Award fees earned under cost-plus contracts, including the U.S. 2010 Census contract, declined by $8.8 million for the three months and $14.7 million for the six months ended July 2, 2011, compared with the corresponding periods in 2010. The Buccaneer Acquisition in September 2010 contributed operating income of $1.2 million for the three months and $2.3 million for the six months. Buccaneer results reflect charges for the amortization of acquired intangible assets for customer relationships based on an accelerated method.
The increases in International Group operating income of $5.0 million for the three months and $6.0 million for the six months ended July 2, 2011, and the corresponding increases in the operating margin to 17.9% for the three months and 12.7% for the six months resulted from the ramp up of a significant contract that is expected to continue to be accretive for the remainder of 2011 with contract completion expected in 2012.
Although Human Capital Group revenue increased by $7.9 million for the three months and $6.6 million for the six months ended July 2, 2011, primarily from the start up of the U.S. Army contract, high development and implementation costs under the contract resulted in a minimal contribution to operating results. The Human Capital Group operating losses of $0.3 million for the three months and $1.0 million for the six months ended July 2, 2011, reflect the adverse impact of reductions in training needs and customer hiring patterns from continued high unemployment levels.
Interest Expense and Other, Net
The reductions in interest expense, net of other income and expense, amounted to $0.8 million, or 10%, for the three months and $1.5 million, or 10%, for the six months ended July 2, 2011, and resulted from the lower variable rates that replaced the higher fixed rates on the hedged portion of the term loan under the interest rate swap agreements that matured in February 2010 and February 2011. The interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 3.28% matured in February 2011, and the full amount of the term loan became subject to variable interest rate risk. Variable rates under the term loan, including the applicable margin, averaged 2.30% for the three and six months ended July 2, 2011, a decline of 21 basis points from the corresponding periods in 2010.
Amortization of deferred debt financing costs increased interest expense by $0.3 million for the six months ended July 2, 2011, as a result of costs incurred in connection with an amendment to the senior secured credit facility in July 2010.

Provision for Income Taxes
A summary of the provision for income taxes follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 2,		Increase	July 3,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Provision for income taxes
Before effects of adjustment and tax valuation allowance	$1,395	$2,961	$(1,566)	$3,511	$5,865	$(2,354)
Deferred tax effect of interest rate swap agreement	—	—	—	1,614	—	1,614
Tax valuation allowance	98	(1,110)	1,208	98	(2,180)	2,278

Total provision for income taxes	$1,493	$1,851	$(358)	$5,223	$3,685	$1,538

Effective tax rate
Before effects of adjustment and tax valuation allowance	29%	37%	(8)%	33%	33%	—%
Deferred tax effect of interest rate swap agreement	—	—	—	15	—	15
Tax valuation allowance	2	(14)	16	1	(12)	13

Total provision for income taxes	31%	23%	8%	49%	21%	28%

The provision for income taxes is composed of U.S. federal, state and local and foreign income taxes. The provision for income taxes for the six months ended July 2, 2011, includes an additional charge of $1.6 million resulting from the deferred tax effect relating to the interest rate swap agreement that matured in the first quarter of 2011. The effective tax rate of 49% for the six months ended July 2, 2011, is higher than the U.S. federal statutory tax rate of 35% and includes 15% for the deferred tax charge of $1.6 million relating to the interest rate swap agreement. The deferred tax effect was associated with the amount that remained in Other Comprehensive Income/Loss (“OCI”) at December 31, 2010, as a result of the release of the tax valuation allowance in 2010 on the beginning deferred tax asset balance as a credit to the provision for income taxes for 2010 and subsequent activity during 2010 classified in OCI. The maturity of the swap agreement in the first quarter of 2011 allows for the clearing of the disproportionate tax effect in OCI as an additional charge to the provision for income taxes for the six months ended July 2, 2011.
The provision for income taxes for the three and six months ended July 3, 2010, reflects reductions in the tax valuation allowance for deferred tax assets from the utilization of a portion of the net operating loss carryforward. The effective tax rate of 21% for the six months ended July 3, 2010, is lower than the U.S. federal statutory tax rate of 35% and reflects a reduction of 12% from the utilization of a portion of the net operating loss carryforward amounting to $2.2 million.

Discontinued Operations
At the end of 2009, Vangent completed an evaluation of its international business and made the determination to sell its business operations in Latin America that are reported as discontinued operations in the consolidated financial statements. The sale of business operations in Argentina was completed in the third quarter of 2010, and the sale of operations in Mexico was completed in the fourth quarter of 2010. The sale of operations in Venezuela was completed in February 2011 to complete the disposal of discontinued operations. There are no business operations classified as discontinued operations subsequent to the first quarter of 2011. Summarized results of operations data for discontinued operations follow (in thousands):

	Three Months	Six Months Ended
	Ended	July 2,	July 3,
	July 3, 2010	2011	2010
Statements of Operations Data
Revenue	$7,075	$137	$14,210
Costs and expenses	7,346	144	14,846
Expected loss on sale or disposal	15,277	—	17,895
Other (income) expense, net	7	5	(746)

Loss from discontinued operations before income taxes	(15,555)	(12)	(17,785)
Provision (benefit) from income taxes	(1,207)	—	(1,000)

Loss from discontinued operations, net of tax	$(14,348)	$(12)	$(16,785)

The charges for expected loss on sale or disposal of $15.3 million for the three months and $17.9 million for the six months ended July 3, 2010, resulted from revisions to fair value estimates based on letters of intent from market participants that were potential buyers of the operations in Latin America.
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
Subject to certain limitations, the amount available under the revolving credit facility was $49.8 million at July 2, 2011. The revolving credit facility is scheduled to expire in February 2012.
Cash and cash equivalents amounted to $66.8 million at July 2, 2011, of which 67% was held by Vangent in the United States and the remaining portion was held by foreign subsidiaries or joint ventures. Cash held by foreign subsidiaries would be subject to U.S. federal income taxes in the event the funds were repatriated to the United States. The Company has accrued a provision for income taxes of $0.7 million on a specific portion of the current year’s undistributed earnings of one of its foreign operations that is not considered to be reinvested indefinitely.
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
Long-Term Debt
Long-term debt amounted to $405.4 million at July 2, 2011, and consists of a term loan of $215.4 million and senior subordinated notes of $190.0 million. Long-term debt is scheduled to mature as follows: (i) term loan under the senior secured credit facility is scheduled to mature in February 2013, and (ii) the senior subordinated fixed rate notes are scheduled to mature in February 2015. Our ability to generate sufficient cash flow from operations to repay long-term debt when it matures, or to refinance debt when it matures, depends on numerous factors beyond our control, including those discussed under Risk Factors reported in our annual report on Form 10-K for the year ended December 31, 2010. In view of current credit market conditions and the credit ratings assigned to our outstanding debt and corporate credit by credit rating agencies, in the event we were to refinance the senior secured credit facility or the senior subordinated notes, we would likely encounter higher interest rates.

Borrowings are secured by accounts receivable, cash, intellectual property and other assets and are guaranteed jointly and severally, by all existing and future domestic subsidiaries. Joint ventures and foreign subsidiaries do not guarantee the borrowings. The senior secured credit facility contains various customary affirmative and negative covenants and events of default, including, but not limited to: consolidating or merging with, or acquiring, another business, restrictions on selling or disposing of assets, incurring additional indebtedness or guaranteeing obligations, paying dividends, creating liens on assets, making investments, loans or advances, and compliance with a maximum consolidated leverage ratio. As of July 2, 2011, the Company was in compliance with all of the affirmative and negative covenants.
The more restrictive debt covenants relate to compliance with a maximum allowable consolidated leverage ratio. The consolidated leverage ratio, as defined in the senior secured credit facility, is based on consolidated indebtedness, as defined, reduced by unrestricted cash and cash equivalents in excess of $5.0 million, divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and adjusted for certain unusual and non-recurring items, as defined) for a twelve-month period. At July 2, 2011, the consolidated leverage ratio was 3.74 to 1, compared with the maximum allowable ratio of 5.25 to 1 applicable to the period. The maximum allowable consolidated leverage ratio steps down to 5.00 at March 31, 2012.
Working Capital
A summary of working capital follows (in thousands):

	July 2,	December 31,	Increase
	2011	2010	(Decrease)
Cash and cash equivalents	$66,786	$27,194	$39,592
Trade receivables, net	107,729	122,940	(15,211)
Prepaid expenses and other	15,717	12,572	3,145
Current portion of long-term debt	—	(1,401)	1,401
Accounts payable and accrued liabilities	(86,734)	(81,600)	(5,134)
Accrued interest payable	(7,376)	(7,781)	405
Deferred revenue	(4,617)	(7,964)	3,347
Discontinued operations, net	—	(1,551)	1,551

Net working capital	$91,505	$62,409	$29,096

The increase in cash and cash equivalents of $39.6 million resulted from operating cash flow including a reduction in trade receivables. Trade receivables at July 2, 2011, reflect DSO (days sales outstanding) of 53 days, compared with 62 days at December 31, 2010.
Cash Flows
A summary of net cash flows follows (in thousands):

	Six Months Ended
	July 2,	July 3,	Increase
	2011	2010	(Decrease)
Net cash provided by (used in)
Operating activities	$44,660	$10,987	$33,673
Investing activities	(3,795)	(4,337)	542
Financing activities	(1,401)	(13,665)	12,264
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

Net cash provided by operating activities was $44.7 million for the six months ended July 2, 2011, compared with $11.0 million for the corresponding period in 2010. Income from continuing operations adjusted for non-cash charges generated operating cash flows of $30.1 million, compared with $35.7 million for the corresponding period in 2010.
A net decrease in trade receivables of $15.6 million contributed to cash flow from operating activities for the six months ended July 2, 2011. The decrease primarily reflects an acceleration in the customer invoicing process and subsequent collections from customers. A net increase in trade receivables of $30.5 million for the corresponding period in 2010 reduced cash flow from operating activities for the period. The increase resulted from higher revenue, primarily on the U.S. Census contract, and the timing of collections from customers.
A net increase in accounts payable and other liabilities of $3.9 million contributed to cash flow from operating activities for the six months ended July 2, 2011, compared with $12.7 million for the corresponding period in 2010. The increases in accounts payable and other liabilities primarily reflect the timing of payments to vendors.
A net decrease in deferred revenue of $3.3 million reduced cash flow from operating activities for the six months ended July 2, 2011, compared with a net increase of $0.3 million for the corresponding period in 2010. Deferred revenue results from payments from customers in advance of revenue recognition.
Discontinued operations resulted in breakeven cash flow from operating activities for the six months ended July 2, 2011, compared with net cash outflow of $2.9 million for the corresponding period in 2010.
Net Cash Used in Investing Activities
Cash payments relating to the Buccaneer Acquisition were $0.2 million for the six months ended July 2, 2011. Additional cash payments of $4.3 million are expected later in 2011 to complete the working capital adjustment and other provisions of the Buccaneer Acquisition agreement.
Capital expenditures were $3.7 million for the six months ended July 2, 2011, compared with $3.5 million for the corresponding period in 2010. Capital expenditures of $8.5 million are expected for 2011.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended July 2, 2011, reflects a term loan repayment of $1.4 million under the senior secured credit facility resulting from excess cash flow for the year ended December 31, 2010, compared with a repayment of $13.6 million for the corresponding period in 2010.
Contractual Obligations
Contractual commitments to make future cash payments under long-term debt agreements, lease contracts, and other commitments as of July 2, 2011, follow (in millions):

		Payments Due by Year
	Total	2011*	2012	2013	2014	2015	Thereafter
Long-term debt:
Term loan under senior secured credit facility due February 2013 (1)	$215.4	$—	$0.3	$215.1	$—	$—	$—
Senior subordinated notes due February 2015	190.0	—	—	—	—	190.0	—
Interest relating to long-term debt (2)	81.9	11.8	23.3	19.4	18.3	9.1	—
Operating leases (3)	72.6	10.2	19.9	14.5	7.4	5.8	14.8
Purchase and other contractual commitments (4)	27.0	12.4	11.2	2.5	0.6	0.3	—

	$586.9	$34.4	$54.7	$251.5	$26.3	$205.2	$14.8

*	Remaining six months.

(1)	Scheduled payments for the term loan under the senior secured credit facility do not give effect to a possible future mandatory prepayment in March 2012 that could result from excess cash flow, if any, for the year ended December 31, 2011.

(2)	Future interest payments consist of interest on the variable-rate term-loan borrowing under the senior secured credit facility and interest based on the fixed rate of 9 5/8% for the senior subordinated notes.

(3)	Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space, reduced by sublease income under contract.

(4)	Purchase and other contractual commitments include minimum noncancelable obligations under purchase orders, information technology and telecommunications service contracts, the Buccaneer Acquisition agreement, and other contracts.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements other than operating leases for office facilities and equipment for which future minimum lease payments aggregated $72.6 million as reported above for Contractual Obligations.
Transactions with Related Parties
Reference is made to the notes to the condensed consolidated financial statements for information on transactions with related parties.
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
Changes in Internal Control over Financial Reporting
During the three months ended July 2, 2011, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
On April 20, 2011, the Company entered into a bonus agreement with John M. Curtis, President and Chief Executive Officer. Under the bonus agreement, Mr. Curtis is eligible to receive a bonus in cash equal to $2,500,000 in the event of a closing of a transaction on or before April 20, 2012, which results in a change-in-control of the Company. The bonus agreement also provides that for a period of 12 months following the closing of the transaction, Mr. Curtis will be subject to non-competition and non-solicitation provisions.
The Company entered into retention letter agreements, dated April 13, 2011, with: James C. Reagan, Senior Vice President and Chief Financial Officer; Kevin T. Boyle, Senior Vice President, General Counsel and Secretary and Kerry Weems, Senior Vice President and General Manager. Under the agreements for Messrs. Boyle and Weems, if there is a change-in-control of the Company and, within 12 months after such change-in-control, either (a) the Company terminates the executive’s employment without cause or (b) the executive terminates his employment with the Company for good reason, the executive will be entitled to (i) continued payments of his annual base salary for a period of 12 months following such termination or resignation and (ii) an amount equal to the pro rata portion of his bonus that would have been payable under the Company’s incentive compensation plan based on the Company’s projected performance as of the date of termination or resignation. The retention letter agreements also provide that for a period of 12 months following such termination or resignation, the executives will be subject to non-competition and non-solicitation provisions. The retention letter agreement for Mr. Reagan contains similar provisions, except that he is entitled to continued payments of salary for 18 months after termination without cause or resignation for good reason after a change-in-control and he is subject to the non-competition and non-solicitation provisions for 18 months after any such termination or resignation.
The foregoing description of the bonus and retention letter agreements is qualified in its entirety by reference to the agreements, copies of which are attached hereto as Exhibits 10.4 through 10.7.
As discussed in Note 15 to the accompanying condensed consolidated financial statements, effective August 15, 2011, Vangent Holding LLC signed a stock purchase agreement to sell 100% of the issued and outstanding Common Shares of Vangent Holding Corp. to a subsidiary of General Dynamics Corporation. Upon and subject to the closing of the transaction, Vangent, Inc. intends to effect a satisfaction and discharge of the senior subordinated notes by providing for the deposit with The Bank of New York Mellon, the trustee with respect to the senior subordinated notes, of an amount sufficient to redeem the senior subordinated notes at a price equal to 104.8125% of the principal amount thereof plus accrued and unpaid interest thereon in accordance with the terms of the indenture governing such notes, pursuant to a notice of optional redemption that would be given concurrently with the closing of the transaction. The foregoing is not a notice of optional redemption.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
10.4*	Bonus Agreement, dated April 20, 2011, by and between Vangent, Inc. John M. Curtis.
10.5*	Retention Letter Agreement, dated April 13, 2011, by and between Vangent, Inc. and James Reagan.
10.6*	Retention Letter Agreement, dated April 13, 2011, by and between Vangent, Inc. and Kevin Boyle.
10.7*	Retention Letter Agreement, dated April 13, 2011, by and between Vangent, Inc. and Kerry Weems.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Extension Schema
101.CAL†	XBRL Extension Calculation Linkbase
101.DEF†	XBRL Extension Definition Linkbase
101.LAB†	XBRL Extension Label Linkbase
101.PRE†	XBRL Extension Presentation Linkbase

*	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vangent, Inc.
August 16, 2011	/s/ James C. Reagan
James C. Reagan
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.4	Bonus Agreement, dated April 20, 2011, by and between Vangent, Inc. John M. Curtis.
10.5	Retention Letter Agreement, dated April 13, 2011, by and between Vangent, Inc. and James Reagan.
10.6	Retention Letter Agreement, dated April 13, 2011, by and between Vangent, Inc. and Kevin Boyle.
10.7	Retention Letter Agreement, dated April 13, 2011, by and between Vangent, Inc. and Kerry Weems.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase